Form 10-Q
period 2013-06-30
VANELL, CORP.
filed 2013-07-26
CIK 1567503

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-186282

VANELL, CORP.
(Exact name of registrant as specified in its charter)

Nevada	7380	33-1225521
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

Res. San Antonio Bk 10, Pje 7 N5

San Antonio Del Monte, Sonsonate,

El Salvador SV-106090030

(Address of principal executive offices)

Tel. 011-503-79511698

(Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 26, 2013
Common Stock, $0.001	3,880,000

2 | Page

VANELL, CORP.

Form 10-Q

3 | Page

VANELL, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (unaudited)
	JUNE 30, 2013	DECEMBER 31, 2012
ASSETS
Current Assets
Cash	$ 11,687	$ 23,663
Prepaid expenses	5,500	-
Total current assets	17,187	23,663

Total assets	$ 17,187	$ 23,663
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Income tax payable	60	238
Loans from Shareholders	274	274
Total liabilities	334	512

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,880,000 shares issued and outstanding	3,880	3,880
Additional paid-in-capital	18,320	18,320
Retained Earnings	(5,347)	951
Total stockholders’ equity	16,853	23,151
Total liabilities and stockholders’ equity	$ 17,187	$ 23,663

The accompanying notes are an integral part of these financial statements.

4 | Page

VANELL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (unaudited)
	THREE MONTHS ENDED JUNE 30, 2013	SIX MONTHS ENDED JUNE 30, 2013	FOR THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) to JUNE 30, 2013
Revenues	$ 2,000	$ 4,470	$ 6,870

Operating Expenses

General and administrative expenses	4,975	10,768	11,979
Total operating expenses	4,975	10,768	11,979

Net income (loss) from operations	(2,975)	(6,298)	(5,109)

Provision for corporate income taxes	-	-	238

Net income (loss)	$ (2,975)	$ (6,298)	$ (5,347)
Loss per common share – Basic	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic	3,880,000	3,880,000

The accompanying notes are an integral part of these financial statements.

5 | Page

VANELL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (unaudited)
	SIX MONTHS ENDED JUNE 30, 2013	FOR THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) to JUNE 30, 2013
Operating Activities
Net income (loss)	$ (6,298)	$ (5,347)
Prepaid expenses	(5,500)	(5,500)
Income taxes payable	(178)	60
Net cash provided by (used in) operating activities	(11,976)	(10,787)
Financing Activities
Sale of common stock	-	22,200
Loans from Shareholders	-	274
Net cash provided by financing activities	-	22,474
Net increase (decrease) in cash and equivalents	(11,976)	11,687
Cash and equivalents at beginning of the period	23,663	-
Cash and equivalents at end of the period	$ 11,687	$ 11,687
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Financing Activities	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

VANELL, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

VANELL, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 7, 2012.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through June 30, 2013 the Company has generated revenue of $6,870 and has accumulated losses of $5,347. Company provides consulting services to commercial growers of coffee in El Salvador.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions from Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s), and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period(s) are not necessarily indicative of operations for a full year.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2013 the Company's bank deposits did not exceed the insured amounts.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

7 | Page

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at June 30, 2013.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted December 31 fiscal year end.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recent accounting pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of June 30, 2013 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, Revenue recognition ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. Provisions for discounts and allowances to the customers, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the service has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the service has been delivered or no refund will be required. The Company earns revenues from providing consulting services to commercial coffee growers.

8 | Page

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On October 2, 2012, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000. In October and November 2012, the Company issued 720,000 shares of its common stock at $0.02 per share for total proceeds of $14,400. In December 2012, the Company issued 160,000 shares of its common stock at $0.03 per share for total proceeds of $4,800.

During the period September 7, 2012 (inception) to December 31, 2012, the Company sold a total of 3,880,000 shares of common stock for total cash proceeds of $22,200.

NOTE 3 – RELATED PARTY TRANSACTIONS

On October 2, 2012, the Company sold 3,000,000 shares of common stock at a price of $0.001 per share to its director.

On September 7, 2012, the Director loaned $274 to the Company to pay for incorporation expenses. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2013 to the date the financial statements were issued and has determined that there are no items to disclose.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

VANELL, CORP. (“VANELL”, "the Company", “our” or "we") was incorporated under the laws of the State of Nevada on September 7, 2012.  Our registration statement has been filed with the Securities and Exchange Commission on January 30, 2013 and has been declared effective on July 5, 2013.

9 | Page

CURRENT BUSINESS OPERATIONS

Vanell, Corp. Is an El Salvador based corporation and provides consulting services in commercial cultivation and processing of coffee in El Salvador.

We are a development stage company and we have just recently started our operations. To date, our business operations have been limited to primarily, the development of a business plan, the completion of private placements for the offer and sale of our common stock, discussing the offers of consulting services with potential customers, and the signing of the service agreement with Finca La Esmeralda, a private El-Salvadorian company. We realized first revenues of $2,400 from inception until December 31, 2012, $2,470 on March 15, 2013  and $2,000 on June 14, 2013 pursuant to the signed service agreement.

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on September 7, 2012 to June 30, 2013.  As of June 30, 2013, we had total assets of $17,187 and total liabilities of $334.We anticipate that we will continue to incur substantial losses in the next 12 months. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Month Period Ended June 30, 2013 Compared to the period from Inception (September 7, 2012) to June 30, 2013

Our net loss for the six month period ended June 30, 2013 was $2,975 compared to a net loss of $5,347 during the period from inception (September 7, 2012) to June 30, 2013. During the six month period ended June 30, 2013, we  generated  revenues of $2,000  Revenues of $6,870 were generated during the period from inception (September 7, 2012) to June 30, 2013.

During the six month period ended June 30, 2013, we incurred  general and administrative expenses and professional fees of $4,975 compared to $11,979 incurred during the period from inception (September 7, 2012) to June 30, 2013. General and administrative and professional fee expenses incurred during the six month period ended June 30, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,880,000 for the six month period ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013

As at June 30, 2013 our current assets were $17,187 compared to $23,663 in current assets at December 31, 2012. As at June 30, 2013, our current liabilities were $334. Current liabilities were comprised entirely of $334 in advance from director.

10 | Page

Stockholders’ equity decreased from $23,151 as of December 31, 2012 to $16,853 as of June 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2013, net cash flows used in operating activities was $11,976. Net cash flows used in operating activities was $10,787 for the period from inception (September 7, 2012) to June 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended June 30, 2013, we did not generate net cash flows from financing activities. For the period from inception (September 7, 2012) to June 30, 2013, net cash provided by financing activities was $22,474 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

11 | Page

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

12 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

13 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANELL, CORP.
Dated: July 26, 2013	By: /s/ Francisco Douglas Magana
Francisco Douglas Magana, President and Chief Executive Officer and Chief Financial Officer

14 | Page