Form 10-Q
period 2013-09-30
VANELL, CORP.
filed 2013-10-15
CIK 1567503

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 15, 2013
Common Stock, $0.001	3,880,000

2 | Page

VANELL, CORP.

Form 10-Q

3 | Page

VANELL, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (unaudited)
	SEPTEMBER 30, 2013	DECEMBER 31, 2012
ASSETS
Current Assets
Cash	$ 135	$ 23,663
Prepaid expenses	4,000	-
Total current assets	4,135	23,663

Total assets	$ 4,135	$ 23,663
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Income tax payable	60	238
Loans from Shareholders	274	274
Total liabilities	334	512

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,880,000 shares issued and outstanding	3,880	3,880
Additional paid-in-capital	18,320	18,320
Retained Earnings	(18,399)	951
Total stockholders’ equity	3,801	23,151
Total liabilities and stockholders’ equity	$ 4,135	$ 23,663

The accompanying notes are an integral part of these financial statements.

4 | Page

VANELL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (unaudited)
	THREE MONTHS ENDED SEPTEMBER 30, 2013	NINE MONTHS ENDED SEPTEMBER 30, 2013	FOR THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) to SEPTEMBER 30, 2013
Revenues	$ 2,000	$ 6,470	$ 8,870

Operating Expenses

General and administrative expenses	15,052	25,820	27,031
Total operating expenses	13,052	19,350	18,161

Net income (loss) from operations	(13,052)	(19,350)	(18,161)

Provision for corporate income taxes	-	-	238

Net income (loss)	$ (13,052)	$ (19,350)	$ (18,399)
Loss per common share – Basic	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic	3,880,000	3,880,000

The accompanying notes are an integral part of these financial statements.

5 | Page

VANELL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (unaudited)
	NINE MONTHS ENDED SEPTEMBER 30, 2013	FOR THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) to SEPTEMBER 30, 2013
Operating Activities
Net income (loss)	$ (19,350)	$ (18,399)
Prepaid expenses	(4,000)	(4,000)
Income taxes payable	(178)	60
Net cash provided by (used in) operating activities	(23,528)	(22,339)
Financing Activities
Sale of common stock	-	22,200
Loans from Shareholders	-	274
Net cash provided by financing activities	-	22,474
Net increase (decrease) in cash and equivalents	(23,528)	135
Cash and equivalents at beginning of the period	23,663	-
Cash and equivalents at end of the period	$ 135	$ 135
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Financing Activities	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

VANELL, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

VANELL, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 7, 2012.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through September 30, 2013 the Company has generated revenue of $8,870 and has accumulated losses of $18,399. Company provides consulting services to commercial growers of coffee in El Salvador.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2013 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at September 30, 2013.

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

Stock-Based Compensation

As of September 30, 2013 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2013 to the date the financial statements were issued and has determined that there are no items to disclose.

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

We are a development stage company and we have just recently started our operations. To date, our business operations have been limited to primarily, the development of a business plan, the completion of private placements for the offer and sale of our common stock, discussing the offers of consulting services with potential customers, and the signing of the service agreement with Finca La Esmeralda, a private El-Salvadorian company. We realized first revenues of $2,400 from inception until December 31, 2012, $2,470 on March 15, 2013, $2,000 on June 14, 2013 and $2,000 on August 30, 2013 pursuant to the signed service agreement.

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on September 7, 2012 to September 30, 2013.  As of September 30, 2013, we had total assets of $4,135 and total liabilities of $334.We anticipate that we will continue to incur substantial losses in the next 12 months. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Nine Month Period Ended September 30, 2013 Compared to the period from Inception (September 7, 2012) to September 30, 2013

Our net loss for the nine month period ended September 30, 2013 was $19,350 compared to a net loss of $18,161 during the period from inception (September 7, 2012) to September 30, 2013. During the nine month period ended September 30, 2013, we  generated  revenues of $2,000.  Revenues of $8,870 were generated during the period from inception (September 7, 2012) to September 30, 2013.

During the nine month period ended September 30, 2013, we incurred  general and administrative expenses and professional fees of $25,820 compared to $27,031 incurred during the period from inception (September 7, 2012) to September 30, 2013. General and administrative and professional fee expenses incurred during the nine month period ended September 30, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,880,000 for the nine month period ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013

As at September 30, 2013 our current assets were $4,135 compared to $23,663 in current assets at December 31, 2012. As at September 30, 2013, our current liabilities were $334. Current liabilities were comprised entirely of $334 in advance from director.

10 | Page

Stockholders’ equity decreased from $23,151 as of December 31, 2012 to $3,801 as of September 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2013, net cash flows used in operating activities was $23,528. Net cash flows used in operating activities was $22,339 for the period from inception (September 7, 2012) to September 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended September 30, 2013, we did not generate net cash flows from financing activities. For the period from inception (September 7, 2012) to September 30, 2013, net cash provided by financing activities was $22,474 received from proceeds from issuance of common stock and advance from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VANELL, CORP.
Dated: October 15, 2013	By: /s/ Francisco Douglas Magana
Francisco Douglas Magana, President and Chief Executive Officer and Chief Financial Officer

14 | Page