Form 10-K
period 2013-12-31
VANELL, CORP.
filed 2014-04-14
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-186282

Vanell Corp.

(Exact Name of Registrant as specified in its Charter)

Nevada	33-1225521
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2929 East Commercial Blvd., PH-D,

Ft. Lauderdale, Florida 33308

 (Address of Principal Executive Offices)

954-440-4678

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☑  No  ☐   (2) Yes ☑  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 7, 2014 (the date of the first sale) was $880,000 as computed by reference to the price at which the common equity was last sold, which was $1.00 on that date.

As of April 11, 2014, the Registrant had 3,880,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

TABLE OF CONTENTS

PART I
Item 1.	Business	1
Item 1B.	Unresolved Staff Comments	3
Item 2.	Properties	3
Item 3.	Legal Proceedings	4
Item 4.	Mine Safety Disclosures	4

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5
Item 6.	Selected Financial Data	5
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item7A.	Quantitative and Qualitative Disclosures about Market Risk	9
Item 8.	Financial Statements and Supplementary Data	9
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	9
Item9A.	Controls and Procedures	9
Item9B.	Other Information	10

PART III
Item10.	Directors, Executive Officers and Corporate Governance	11
Item11.	Executive Compensation	13
Item12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13
Item13.	Certain Relationships and Related Transactions and Director Independence	14
Item14.	Principal Accountant Fees and Services	14

PART IV
Item15.	Exhibits, Financial Statement Schedules	15

SIGNATURES		16

PART I

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report about us that are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions nationally and/or in the communities in which we may conduct business; changes in the interest rate environment; legislation or regulatory requirements; conditions of the securities markets; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; or other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices, among others.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 1.  Business.

Corporate History

Vanell Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 7, 2012 (“Inception”). To date, our business operations have been limited to primarily, the development of a business plan and execution of the consulting agreement with a Finca La Esmeralda, a private El Salvadorian company. Until January 23, 2014, we provided consulting services in commercial cultivation and processing of coffee in El Salvador. We planned to expand our services to North American markets in the future if we had the available resources and growth to warrant it. We are a development stage company and cannot state with certainty whether we will achieve significant profitability. We have earned minimal revenues since Inception and have minimal assets. It is likely that we will not be able to achieve significant profitability and might need to cease operations due to the lack of funding.

Consulting Services

Our consulting services for commercial growers of coffee included:

-

Consulting in cultivation and harvesting processes

-

Quality control

-

Hygiene check

-

Improvement of cultivation methods

-

Improvement of fruiting techniques

-

Improvement of coffee quality

-

Instructing and training of staff

On January 23, 2014, there was a change in management and in the majority ownership of the Company (see Change of Control) pursuant to the sale of the control block of stock in the Company by Francisco Magana (“Magana”) to Train Travel Holdings, Inc. (“TTHI”). The present focus of the Company is to acquire and operate Entertainment Trains throughout the US and Canada. An Entertainment Train typically combines a sightseeing or adventure tour with a meal. Additional theme related entertainment, such as music or murder mystery's plays, are used for entertainment.

Changes of Control

On January 23, 2014, Magana, our president and controlling shareholder, entered into a Common Stock Purchase Agreement (the “Agreement”) with the Company and Train Travel Holdings Inc. (“TTHI”) wherein Magana sold 3,000,000 shares of the Company’s common stock constituting 77.32% of the Company’s issued and outstanding shares of Common Stock to TTHI for an aggregate purchase price of $150,000. The principals of TTHI are Neil Swartz and Timothy Hart.

As part of the Agreement, Magana tendered his letter of resignation as the President, Secretary, Treasurer, Director and member of the Board of Vanell Corp. effective as of the date of the Agreement.

On January 23, 2014, in Lieu of a Special Meeting the Board of Directors of the Company, we accepted the resignation of Magana and elected Neil Swartz to the positions of Director, President and CEO of the Company and Timothy Hart to the positions of Director, Secretary and CFO.

Competition

Until January 23, 2014, our competitors included El-Salvadorian companies providing consulting services in commercial cultivation and processing of coffee. The market of consulting services in coffee growing and processing is large and fragmented, and was difficult to penetrate. Our competitive position within the industry was negligible in light of the fact that we had just started our operations. Older, well-established companies providing similar services with records of success currently attract customers. Since we have just started operations, we could not compete with them on the basis of reputation. We had expected to compete with them on the basis of the range of coffee consulting services and the quality of consulting services that we intended to provide. Because of these competitive factors, it was determined that it was in the best interest of our shareholders that we change the focus of the Company.

Our Facilities

From inception (September 7, 2012) though December 31, 2013, our office was located at Res. San Antonio Bk. 10, Pje. 7 N5 San Antonio Del Monte, Sonsonate, El Salvador SV-106090030. Our telephone number is +011-503-79511698. This was the office of Magana. We did not pay any rent to Magana and there is no agreement to pay any rent in the future.

As of January 23, 2014, after the closing of the Agreement with TTHI and the change of management, the Company elected to maintain its corporate headquarters at TTHI’s headquarters, located at 2929 E. Commercial Blvd, PH-D, Fort Lauderdale, Florida 33308.

General Development of Company’s Business

From inception (September 7, 2012) through December 31, 2013, the Company’s core business focus was to provide consulting services in commercial cultivation and processing of coffee in El Salvador with plans to expand to North America.

Following the closing of the Agreement subsequent to year end, our focus is on acquiring and operating Entertainment Trains throughout the US and Canada.

The Business, its Management Team and Ownership

For the period covered by this Report, we were operated by Magana, our founder, majority shareholder, and Chief Executive Officer.

On January 23, 2014, new management, which included Neil Swartz as Director, President and CEO and Timothy Hart as Director, Secretary and CFO, and several key executive managers who have extensive experience in running Entertainment Railroads, became our management team.

Products and Services

From inception (September 7, 2012) through December 31, 2013 the Company’s focus was as consultants to the coffee growers in El Salvador. Subsequent to that period, the Company’s focus is to acquire and operate Entertainment Trains in the US and Canada.

Marketing Our Product

We planned to market our services in El Salvador. Initially, our services were to be promoted by our President, Magana. The marketing and advertising was to be targeted to commercial coffee growers in the country, farmers, coffee plantations and mills in El Salvador. We intended to develop and maintain a database of potential clients who may want to use our services. With the change in focus of our Company, we have ceased our marketing of our coffee business.

Our present marketing plans are subject to our ability to identify potential acquisitions of Entertainment Trains and obtain the necessary funding for such acquisitions. We will also seek management or consulting agreements with Entertainment Train companies.

Revenue Streams – Current and Future

During the period covered by this report, the Company generated its income through providing consulting services to a sole client in the coffee growing industry in El Salvador. While remaining a development stage company we are seeking to acquire and operate Entertainment Trains. Presently we provide management services to an Entertainment Train in Columbus, Missouri.

Planned Operations

It is our intention to acquire and operate Entertainment Trains. Any acquisition will be contingent upon our ability to obtain the necessary funding for any such acquisition, as to which there is no assurance. To provide for a source of revenue until we make an acquisition and perhaps thereafter, we will seek to provide management and consulting services to Entertainment Trains. Presently we  provide management services to an Entertainment Train company in Columbus, Missouri.

Risks and Challenges

Limited Operating History. The Company has been in the development stage from inception (September 7, 2012) through December 31, 2013, with its time spent initially in developing the coffee growing consulting business and presently in seeking to acquire and operate Entertainment Trains. We have has no operating history upon which an investor may rely. Potential investors should be aware of the difficulties the Company is likely to encounter in view of the fact that it has not yet commenced operations, including, but not limited to, competition and unanticipated costs and expenses. There can be no assurance that the Company will successfully implement its new business or other business plans.

We Need Additional Capital To Fund Our Planned Operations. The Company does not have cash reserves necessary to meet its operational requirements and will be dependent upon the sale of its common stock and or other financing to close the acquisitions of any Entertainment Train companies. We expect to fund our general operations and marketing activities for the next 6 -12 months with funding provided by management fees or arranged for us by our officers or affiliates. However, unexpected expenses or increases in costs may arise. There is no assurance we can raise the capital we need. If additional funds are required we may be required to sell our securities or seek debt financing, but there can be no assurance that such financing will be at terms satisfactory to us. We currently have no commitment for financing.

Ability To Purchase and Maintain Equipment And Hire Needed Personnel May Negatively Impact Our Margins . Going forward our business will rely upon our ability to purchase and maintain Entertainment Trains along with hiring the needed qualified personnel to run all aspects of the operations, and relies on the ability to obtain the funds to acquire the proper equipment and negotiate cost savings on these major purchases. If we are unable to obtain the necessary funding to purchase the Entertainment Trains and hire the employees we need, our financial condition and business prospects will suffer.

Web Site

The Company did not have a website from inception (September 7, 2012) through December 31, 2013. Subsequent to the Agreement, we maintain a website at http://tbgholdings.us/traintravelinc/welcome/

Employees

The Company is a development stage company and from inception (September 7, 2012) though December 31, 2013 had no (0) employees. Subsequent to the date of the Agreement, we have no (0) employees.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

From Inception through December 31, 2013, the Company did not have any leased or owned properties.

Item 3.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  Mining Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is listed on the OTC market and trades under the symbol VANL.

The following table sets forth the range of the high and low bid quotations of our Common Stock for the past year in the over-the-counter market, as reported by the OTC Pink Sheets. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Calendar Quarter Ended:

	High	Low
2012
March 31	$0.00	$0.00
June 30	$0.00	$0.00
September 30	$0.00	$0.00
December 31	$0.00	$0.00

2013
March 31	$0.00	$0.00
June 30	$5.00	$5.00
September 30	$5.00	$5.00
December 31	$5.00	$5.00

As of December 31, 2013, the Company had 28 stockholders of record.

RECENT ISSUANCES INVOLVING UNREGISTERED SECURITIES

On October 2, 2012, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000 to the officer and director of the company.

In October and November 2012, the Company issued 720,000 shares of its common stock at $0.02 per share for total proceeds of $14,400.

In December 2012, the Company issued 160,000 shares of its common stock at $0.03 per share for total proceeds of $4,800.

Item 6.  Selected Financial Data

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

This annual report on Form 10-K and other reports filed by VANELL CORP. (“VANELL”, " we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in elsewhere in this report, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. The Company was incorporated under the laws of the State of Nevada on September 7, 2012.  Our registration statement has been filed with the Securities and Exchange Commission on January 30, 2013 and has been declared effective on July 5, 2013.

PLAN OF OPERATION

COFFEE OPERATIONS

Through December 31, 2013, and the date of the Agreement (January 23, 2014), we were an El Salvador based corporation that provided consulting services in commercial cultivation and processing of coffee in El Salvador.

We are a development stage company. From inception through December 2013 our business operations were limited primarily to, the development of a business plan, the completion of private placements for the offer and sale of our common stock, discussing the offers of consulting services with potential customers, and the signing of the service agreement with Finca La Esmeralda, a private El-Salvadorian company. From inception through December 31, 2013, the Company realized $8,870.00 in consulting fees pursuant to the signed service agreement. We discontinued our coffee business on January 23, 2014.

ENTERTAINMENT TRAIN OPERATIONS

Commencing January 23, 2014, our business changed to the acquisition and operation of Entertainment Train companies. We also manage and provide consulting services to Entertainment Train companies. We believe that there are several Entertainment Train companies that may be targeted for acquisition. Any acquisition will be contingent on our ability to obtain the necessary funding for such acquisition, as well as the acquisition candidate having audited financial statements.

RESULTS OF OPERATION

We are a development stage company with limited operations since Inception on September 7, 2012 through December 31, 2013.  As of December 31, 2013, we had total assets of $2,178 and total liabilities of $2,204.We anticipate that we will continue to incur losses in the next 12 months while we acquire entertainment trains and they generate positive cash flow. We expect we will require additional capital to meet our short term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended December 31, 2013 Compared to the period from Inception (September 7, 2012) to December 31, 2012

Revenues

During the twelve month period ended December 31, 2013, we generated revenues of $6,470 as well as $2,400 during the period from Inception (September 7, 2012) to December 31, 2012.

Operating Expenses

During the twelve month period ended December 31, 2013, we incurred  general and administrative expenses and professional fees of $29,885 compared to $1,211  incurred during the period from inception (September 7, 2012) to December 31, 2012. General and administrative and professional fee expenses incurred during the twelve month period ended December 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Losses

Our net loss for the year ended December 31, 2013 was $23,177 compared to a net loss of $951 during the period from Inception (September 7, 2012) to December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013

As of December 31, 2013 our current assets were $2,178 compared to $23,663 in current assets at December 31, 2012. As of December 31, 2013, our current liabilities were $2,204 compared to $512 in current liabilities at December 31, 2012. Current assets comprised another receivable and prepaid expenses at December 31, 2013 and cash as at December 31, 2012. Current liabilities an advance from former director and a bank overdraft at December 31, 2013 and income tax payable and an advance from a former director at December 31, 2012.

As at December 31, 2013 the Company had no cash on hand, has incurred losses since Inception of $22,226 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Stockholders’ equity decreased from $23,151 as of December 31, 2012 to ($26) as of December 31, 2013.

Cash Flows from Operating Activities

For the twelve months ended December 31, 2013, net cash flows used in operating activities was $25,593 compared to $1,189 cash flow generated by operating activities in the period from Inception (September 7, 2012) to December 31, 2012.

Cash Flows from Investing Activities

We neither generated nor used funds in investing activities during the twelve months ended December 31, 2013 or the period from Inception (September 7, 2012) to December 31, 2012

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock and advances from our then sole director, officer and majority shareholder. For the twelve month period ended December 31, 2013, net cash flows from financing activities totaled $1,930. For the period from inception (September 7, 2012) to December 31, 2012, net cash provided by financing activities was $22,474 received from proceeds from issuance of common stock and advances from former director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities for the short term until acquisition are identified and in place generating positive cash flow. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses (iv) acquiring existing entertainment train operations.. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet short-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

GOING CONCERN

As a result of our net loss from operations, net cash used in operations, deficit accumulated as of December 31, 2013, our ability to continue as a going concern is in substantial doubt.  Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans from shareholders as necessary, (iv) acquiring existing entertainment trains to generate cash flow from operations..  Although management believes that it will be able to obtain the necessary funding and acquisitions to allow the Company to remain a going concern, and to pursue its’ acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or results of its operations as reported in its financial statements

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

REVENUE RECOGNITION

The Company followed the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.  Revenue is recognized at point of sale.

The Company reported revenue net of sales and use taxes collected from customers and are remitted to governmental taxing authorities.

SHARE BASED PAYMENTS

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 8.  Financial and Supplementary Data.

Our financial statements are contained the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In February 2014, the Company's board of directors engaged Cutler & Co, LLC. Certified Public Accountants, Arvada, Colorado ("Cutler"), as the Company's new independent registered public accounting firm.

There have been no disagreements with either Cutler & Co, LLC, or our previous independent registered public accounting firm, Ronald R Chadwick, P.C., with respect to accounting and financial disclosure.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Securities Exchange Act Rule 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our management has concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, consisting of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and includes those policies and procedures that:

-

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on this assessment, management believes that as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of December 31, 2013.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name of Officer	Age	Office

Francisco Douglas Magana	31	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chief Accounting Officer, Secretary, Director

Set forth below is a brief description of the background and business experience of our officers and sole director for the past five years.

Mr. Magana has acted as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on September 7, 2012. Mr. Magana owns 77.32% of the outstanding shares of our common stock, which stock was sold to TTHI subsequent to year end.

Mr. Magana graduated with a Bachelor of Science in Agriculture from Universidad de El Salvador (University of El Salvador) in 2004. After graduation Mr. Magana has been working for various coffee plantations and mills in El Salvador, whose businesses were involved in the cultivation, harvesting methods, processing, packaging, storing and marketing of coffee.  In 2007 Mr. Magana opened his own agricultural company FDMag S.A. de C.V. specializing in commercial production of coffee. Since 2009 and until present in addition to production of coffee Mr. Magana has been providing consulting services to coffee growers in El Salvador and Central America.  Since 2007 FDMag S.A. de C.V. is the only company Mr. Magana has worked for. Mr. Magana’s experiences, qualifications and attributes have led to our conclusion that Mr. Francisco Douglas Managa should be serving as a member of our Board of Directors in light of our business and structure.  Mr. Magana intends to devote close to 40% (25 hours /week) of his time to planning and organizing activities of Vanell Corp.

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of January 23, 2014.

Name of Officer	Age	Office
Neil Swartz	52	President, CEO, Director
Timothy S. Hart	55	Secretary, CFO, Director

Set forth below is a brief description of the background and business experience of our officers and sole director for the past five years.

Neil Swartz: CEO

Mr. Swartz’ firsthand knowledge in a variety of established and effective business strategies provide clients with a unique advisory service. Mr. Swartz’s additional business experience includes titles as Managing Director of Sunbelt South East Florida, LLC, a Business Brokerage of Mergers and Acquisitions firm with 350 offices worldwide. Prior to those events, Mr. Swartz was chairman and CEO of a software company, which he took public on the NASDAQ Small Cap Market, and built from 1 product to over 30 with in-house manufacturing capabilities.

Mr. Swartz is a CPA and received a BS degree from Northeastern University in accounting. He is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

Timothy Hart: CFO

Mr. Hart has served as a member of our board of directors and Chief Financial Officer since October 1, 2012 and as Chairman of the Board since December 11, 2013. Mr. Hart has over 30 years of accounting and finance experience. Since July 2013 Mr. Hart has been the CFO and a director of Monkey Rock Group, Inc. (OTC Markets: MKRO). Since January 2014 Mr. Hart has been the CFO and a director of Vanell, Corp. (OTC Markets: VANL). Mr. Hart has held the position of CFO of TBG Holdings Corporation since March 2012 and a director since September 9, 2013. In addition, Mr. Hart holds the position of CFO of TBG Investment Partners, LLLP since October 2, 2013. Mr. Hart has been providing accounting and consulting services through R3 Accounting LLC, a private accounting firm he formed in 2008. He consulted extensively with the RailAmerica, Inc., a NYSE-listed holding company for short line and regional railroads in the U.S. which was acquired by Fortress Investment Group in 2007, during its initial public offering and assisted the company with governmental compliance. Mr. Hart’s firm also provided consulting, strategic tax planning and compliance, and acquisition audits for Patriot Rail Corp., a Boca Raton, Florida based company which is an operator of short line and regional railroad in the U.S. Mr. Hart served as Chief Financial Officer of Alternative Americas Fuels, Inc. (OTCBB: AFAI) from August 2011 until February 2012. Mr. Hart holds B.A.s in Accountancy, Economics and Business Administration from Thomas More College, and has been a certified public accountant since 1984.

Audit Committee Financial Expert

Our Board currently acts as our audit committee. Mr. Hart is considered an “audit committee financial expert,” as defined in Item 401(e) of Regulation S-K and is not “independent,” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Employment Agreements

We do not have employment agreement with any of our executive officers and directors.

Family Relationships

During the period covered by this report, there were no family relationships on the board of directors or with key management.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining that person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with our Company or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Item 11.  Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on September 7, 2012 to December 31, 2013 (our fiscal year end) and subsequent thereto to the date of this report.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Francisco Douglas Magana	2013	None	None	None	None	None	None	None	None
President, CEO, CFO, Treasurer, Chief Accounting Officer, sole director and Secretary	2012	None	None	None	None	None	None	None	None

Stock Option Plans

We have not “Grants of Plan-Base Awards”, Outstanding Equity Awards at Fiscal Year-End,) “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” or “Post Employment Payments” to report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the ownership of the Company’s 3,880,000 shares of common stock issued and outstanding as of December 31, 2013, with respect to: (i) all officers and directors; (ii) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock; and (iii) our directors and executive officers as a group.

Names of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Francisco Douglas Magana, Chief Executive Officer, Chairman (1)	Common	3,000,000	77.32%
Officer and Directors as a Group (1 person)	Common	3,000,000	77.22%

———————

(1)

Francisco Douglas Magana resigned from his respective offices and directorship of the Company, effective January 23, 2014.

On January 23, 2014, Magana tendered his letter of resignation as the President, Secretary, Treasurer, Director and member of our Board effective as of that date.

On January 23, 2014, in lieu of a special meeting of the board of directors of the Company, we accepted the resignation of Magana and elected Neil Swartz to the positions of director, president and CEO of the Company and Timothy Hart to the positions of director, secretary and CFO.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us  or in any presently proposed transaction that has or will materially affect us, except as indicated:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

Any relative or spouse of any of the foregoing persons who has the same house as such person;

•

Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock.

On October 1, 2012 we issued a total of 3,000,000 shares of restricted common stock to Mr. Magana for total cash proceeds of $3,000.

Director Independence

The Company is quoted on the OTC Pink Sheet inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not currently have an independent director.

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Cutler & Co, our independent registered public accountants for 2013 audit and Ronald R. Chadwick, P.C., our independent registered public accountants for the period inception (September 7, 2012) to September 30, 2013.

	Year Ended	Inception (September 7, 2012 to
	December 31, 2013	December 31, 2013

Audit and Audit Related Fees	$6,500	$6,500
Tax Fees	$500	$500
All Other Fees	$0	$0

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Description of Exhibit

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

———————

*

In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vanell Corp.

Dated: April 14, 2014	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Director

Dated: April 14, 2014	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, Director

VANELL, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013,

THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) TO DECEMBER 31, 2012

AND

THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) TO DECEMBER 31, 2013

CONTENTS

Page(s)

Reports of Independent Registered Public Accounting Firms	F-1

Financial Statements:

Balance Sheets – As of December 31, 2013 and 2012	F-3

Statements of Operations – For the Twelve Months ended December 31, 2013, the Period from Inception (September 7, 2012) to December 31, 2012 and the Period from Inception (September 7, 2012) to December 31, 2013

F-4

Statements of Cash Flows – For the Twelve Months ended December 31, 2013, the Period from Inception (September 7, 2012) to December 31, 2012 and the Period from Inception (September 7, 2012) to December 31, 2013

F-5

Statement of Stockholders’ Equity (Deficit) – For the Period from Inception (September 7, 2012) to December 31, 2013	F-6

Notes to Financial Statements	F7 – F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Vanell Corp.

Ft. Lauderdale, Florida, 33308

We have audited the accompanying balance sheet of Vanell Corp. as of December 31, 2013 and the related statement of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2012 and for the period from September 12, 2012 (inception) through December 31, 2012 were audited by another auditor who expressed an unqualified opinion on January 16, 2013. Our opinion, in so far as it relates to the period from September 12, 2012 (inception) through December 31, 2012, is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanell Corp. as of December 31, 2013, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses and negative cash flow from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado
April 14, 2014	Cutler & Co., LLC

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Vanell, Corp.

Henderson, Nevada

I have audited the accompanying balance sheet of Vanell, Corp. (a development stage company) as of December 31, 2012, and the related statements of operations, stockholders' equity and cash flows for the period from September 7, 2012 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanell, Corp. as of December 31, 2012, and the results of its operations and its cash flows for the period from September 7, 2012 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

Aurora, Colorado January 16, 2013	Ronald R. Chadwick, P.C. RONALD R. CHADWICK, P.C.

VANELL, CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,
	2013	2012

ASSETS

Current Assets
Cash	$—	$23,663
Other Receivable	178	—
Prepaid expenses	2,000	—
Total current assets	2,178	23,663

Total assets	$2,178	$23,663

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Income tax payable	$—	$238
Bank overdraft	10	—
Loan from stockholder	2,194	274
Total current liabilities	2,204	512

Total liabilities	2,204	512

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,880,000 shares issued and outstanding	3,880	3,880
Additional paid-in-capital	18,320	18,320
Retained earnings (deficit) during development stage	(22,226)	951
Total stockholders’ equity (deficit)	(26)	23,151

Total liabilities and stockholders’ equity (deficit)	$2,178	$23,663

The accompanying notes are an integral part of these financial statements.

VANELL, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	TWELVE MONTHS ENDED DECEMBER 31, 2013	INCEPTION (SEPTEMBER 7, 2012) to DECEMBER 31, 2012		FOR THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) to DECEMBER 31, 2013

Revenues	$6,470	$2,400		$8,870

Operating Expenses
General and administrative expenses	19,135	—		19,135
Legal and professional	10,750	1,211		11,961
Total operating expenses	29,885	1,211		31,096

Net income (loss) from operations	(23,415)	1,189		(22,226)

Provision for corporate income taxes	(238)	238		—

Net income (loss)	$(23,177)	$951		$(22,226)

Loss per common share – Basic and Diluted	$(0.01)	$0.00	*
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	3,880,000	2,723,756

———————

*

Denotes a profit of less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

VANELL, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	TWELVE MONTHS ENDED DECEMBER 31, 2013	FOR THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) to DECEMBER 31, 2012	FOR THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) to DECEMBER 31, 2013
Operating Activities
Net income (loss)	$(23,177)	$951	$(22,226)
Movement in operating assets and liabilities
Other receivables	(178)	—	(178)
Prepaid expenses	(2,000)	—	(2,000)
Income taxes payable	(238)	238	—
Net cash provided by (used in) operating activities	(25,593)	1,189	(24,404)

Investing Activities
Net cash provided by (used in) operating activities	—	—	—

Financing Activities
Bank overdraft	10	—	10
Sale of common stock	—	22,200	22,200
Loan from stockholder	1,920	274	2,194
Net cash provided by financing activities	1,930	22,474	24,404

Net increase (decrease) in cash and equivalents	(23,663)	23,663	0

Cash and equivalents at beginning of the period	23,663	—	—

Cash and equivalents at end of the period	$0	$23,663	$0
Supplemental cash flow information:
Cash paid for:
Interest	$—	$—	$—
Taxes	$178	$—	$—
Non-Cash Financing Activities	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

VANELL, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	$0.001 Par Value		Paid-in	Earnings	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at September 7, 2012 (Inception)	—	$—	$—	$—	$—

Issuance of Founders shares for cash ($0.001/share)	3,000,000	3,000	—	—	3,000

Issuance of common stock for cash ($0.02/share)	720,000	720	13,680	—	14,400

Issuance of common stock for cash ($0.03/share)	160,000	160	4,640	—	4,800

Net income for the period September 7, 2012 through December 31, 2012	—	—	—	951	951

Balance at December 31, 2012	3,880,000	3,880	18,320	951	23,151

Net loss for the year	—	—	—	(23,177)	(23,177)

Balance at December 31, 2013	3,880,000	$3,880	$18,320	$(22,226)	$(26)

VANELL, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013,

THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) TO DECEMBER 31, 2012

AND

THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) TO DECEMBER 31, 2013

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

VANELL, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 7, 2012 (“Inception”). The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” Since Inception through December 31, 2013 the Company has generated revenue of $8,870 and has accumulated losses of $22,226. Company provides consulting services to commercial growers of coffee in El Salvador.

On January 23, 2014, there was a change in management and in the majority ownership of the Company. (See Note 4 – Subsequent Events for complete disclosure).

Basis of Presentation

The accompanying financial statements include the accounts of the Company. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2013 the Company's bank deposits did not exceed the insured amounts.

Basic Income (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing the net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period including stock warrants using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants) and convertible debt or convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the period from Inception (September 7, 2012) through December 31, 2013.

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

VANELL, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013,

THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) TO DECEMBER 31, 2012

AND

THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) TO DECEMBER 31, 2013

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at December 31, 2013 and the period from September 9, 2012 to December 31, 2012.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of other receivables, prepayments, a bank overdraft and an amount due to its former sole officer, director and major stockholder. The carrying amount of these financial instruments approximates fair value due to their short term maturities.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or results of its operations as reported in its financial statements.

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

Stock-Based Compensation

As of December 31, 2013 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

VANELL, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013,

THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) TO DECEMBER 31, 2012

AND

THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) TO DECEMBER 31, 2013

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at December 31, 2013 the Company had no cash on hand, has incurred losses since Inception of $22,226 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 3 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On October 2, 2012, the Company sold 3,000,000 shares of its common stock at $0.001 per share for total cash proceeds of $3,000.

In October and November 2012, the Company sold 720,000 shares of its common stock at $0.02 per share for total cash proceeds of $14,400.

In December 2012, the Company sold 160,000 shares of its common stock at $0.03 per share for total cash proceeds of $4,800.

As of December 31, 2013, 3,880,000 shares of common stock were issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

On October 2, 2012, the Company sold 3,000,000 shares of common stock at a price of $0.001 per share to its director.

As at December 31, 2013, the Company a balance of $2,194 to its former sole director, officer and shareholder. The funds were advanced to the Company to finance working capital, are non-interest bearing, due on demand and unsecured.

NOTE 5 – INCOME TAXES

During the period from September 9, 2012 to December 31, 2012, the Company recognized a pretax profit of $1,189, accrued a tax expense of $238 and paid $178 in respect of this liability during the twelve months ended December 31, 2013.

During the twelve months ended December 31, 2013, the Company incurred pretax losses of $23,177. Part of these losses are available for carry back to offset the $1,189 arising in the prior period and consequently the Company recognized a tax credit of $238 during the year and a $178 other receivable in respect of the refund of tax paid in respect of the prior period.

As of December 31, 2013 the Company had a net operating loss carry-forward of approximately $ 22,226 that can be used to offset future taxable income and begins to expire in 2033. Should a change in ownership occur net operating loss carry forwards can be limited as to use in future years.

VANELL, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013,

THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) TO DECEMBER 31, 2012

AND

THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) TO DECEMBER 31, 2013

NOTE 6 – SUBSEQUENT EVENTS

On January 23, 2014, Francisco Douglas Magana tendered his letter of resignation as the President, Secretary, Treasurer, Director and member of the Board of Vanell, Corp. effective as of that date.

On January 23, 2014, in Lieu of a Special Meeting the Board of Directors of the Company via Unanimous Written Consent, accepted the resignation of Francisco Douglas Magana, in addition elected Neil Swartz to the positions of Director, President and CEO of the Company and Timothy Hart to the positions of Director, Secretary and CFO until their successors are appointed.

On January 23, 2014, the Company entered in to a Common Stock Purchase Agreement by and among the Company, Francisco Douglas, Magana (the “Seller”) and Train Travel Holdings, Inc., a Florida Corporation (the “Purchaser”) where by the Seller who is beneficially the owner of 3,000,000 shares of the Company’s common stock, par value $0.001 desires to sell, and the Purchaser, desires to purchase the full block of shares for an aggregate purchase price of $150,000.00.

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its activities subsequent to December 31, 2013 to the date these financial statements were available to be issued, and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements.