Form 10-Q
period 2014-03-31
Train Travel Holdings, Inc.
filed 2014-05-20
CIK 1567503

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to__________________________

Commission File Number: 333-186282

Train Travel Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	4789	33-1225521
(State or other jurisdiction of incorporation or formation)	Primary Standard Industrial Classification Code Number	(I.R.S. employer identification number)

2929 East Commercial Blvd., PH-D,

Ft. Lauderdale, Florida 33308

 (Address of principal executive offices - Zip Code)

954-440-4678

(Registrant’s telephone number, including area code)

Vanell, Corp.

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date.

Class	Outstanding as of May 5, 2014
Common Stock, $0.001	19,400,000

Train Travel Holdings. Inc.

(Formerly Vanell Corp.)

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Other receivable	$29,679	$178
Prepaid expenses	—	2,000
Total current assets	29,679	2,178

Total assets	$29,679	$2,178

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,000	$—
Bank overdraft	—	10
Due to related parties	312,303	—
Loan from former stockholder	2,194	2,194
Total current liabilities	315,497	2,204

Total liabilities	315,497	2,204

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 600,000 and 0 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	600	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 19,400,000 shares issued and outstanding	19,400	19,400
Additional paid-in-capital	293,200	2,800
Retained deficit during development stage	(599,018)	(22,226)
Total stockholders’ deficit	(285,818)	(26)

Total liabilities and stockholders’ deficit	$29,679	$2,178

The accompanying notes are an integral part of these unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED MARCH 31, 2014	THREE MONTHS ENDED MARCH 31, 2013		FOR THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) to MARCH 31, 2014

Revenues	$—	$2,470		$8,870

Operating expenses

General and administrative expenses	3,589	5,793		22,724
Legal and professional – related party	566.000	—		566,000
Legal and professional	7,203	—		19,164
Total operating expenses	576,792	5,793		607,888

Net income (loss) from operations	(576,792)	(3,323)		(599,018)

Provision for corporate income taxes	—	—		—

Net income (loss)	$(576,792)	$(3,323)		$(599,018)

Loss per common share – Basic and Diluted	$(0.03)	$(0.00)	*
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	19,400,000	19,400,000

———————

* Denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						Retained	Total
	Preferred Stock		Common Stock		Additional	Earnings	Stockholders’
	$0.001 Par Value		$0.001 Par Value		Paid-in	(Deficit)	Equity
	Shares	Amount	Shares	Amount	Capital	Accumulated	(Deficit)

Balance at September 7, 2012 – Inception – audited	—	$—	—	$—	$—	$—	$—

Issuance of Founders shares for cash ($0.0002/share to reflect 5 for 1 forward split)	—	—	15,000,000	15,000	(12,000)	—	3,000 *

Issuance of common stock for cash ($0.004/share to reflect 5 for 1 forward split)	—	—	3,600,000	3,600	10,800	—	14,400 *

Issuance of common stock for cash ($0.006/share to reflect 5 for 1 forward split)	—	—	800,000	800	4,000	—	4,800 *

Net income for the period September 7, 2012 through December 31, 2012	—	—	—	—	—	951	951

Balance at December 31, 2012	—	—	19,400,000	19,400	2,800	951	23,151

Net loss for the year 2013	—	—	—	—	—	(23,177)	(23,177)

Balance at December 31, 2013	—	—	19,400,000	19,400	2,800	(22,226)	(26)

Issuance of preferred stock for services ($0.485 per share)	600,000	600	—	—	290,400	—	291,000

Net loss of the quarter ended March 31, 2014	—	—	—	—	—	(576,792)	(576,792)

Balance at March 31, 2014	600,000	$600	19,400,000	$19,400	$293,200	$(598,018)	$(285,818)

———————

* As retroactively restated for a 5 to 1 forward stock split effective April 4, 2014

The accompanying notes are an integral part of these unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED MARCH 31, 2014	THREE MONTHS ENDED MARCH 31, 2013	FOR THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) to MARCH 31, 2014
Operating Activities
Net income (loss)	$(576,792)	$(3,323)	(599,018)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Preferred stock issued for services	291,000	—	291,000
Movement in operating assets and liabilities
Other receivables	(29,501)	—	(29,679)
Prepaid expenses	2,000	—	—
Accounts payable	1,000	—	1,000
Due to related parties	312,303	—	312,303
Net cash provided by (used in) operating activities	10	(3,323)	(24,394)

Investing Activities
Net cash provided by (used in) operating activities	—	—	—

Financing Activities
Bank overdraft	(10)	—	—
Sale of common stock	—	—	22,200
Loan from stockholder	—	—	2,194
Net cash provided by financing activities	(10)	—	24,394

Net increase (decrease) in cash and equivalents	—	(3,323)	—

Cash and equivalents at beginning of the period	—	23,663	—

Cash and equivalents at end of the period	$—	$20,340	$—

Supplemental cash flow information:
Cash paid for:
Interest	$—	$—	$—
Taxes	$—	$—	$—
Non-Cash Financing Activities	$—	$—	$—

The Company did not maintain a bank account during the three months ended March 31, 2014 and all Company expenses were paid for on its behalf by a related party.

The accompanying notes are an integral part of these unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 AND THE PERIOD FROM SEPTEMBER 7, 2012 (INCEPTION) TO MARCH 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Train Travel Holdings, Inc. (“the Company”) was incorporated under the laws of the State of Nevada under the name of Vanell, Corp. on September 7, 2012 (“Inception”).  The Company changed its name to Train Travel Holdings, Inc. on April 4, 2014. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through March 31, 2014, the Company has generated revenue of $8,870 and has accumulated losses of $599,018 providing consulting services to commercial growers of coffee in El Salvador. The Company has changed its business focus to seeking acquisitions of entertainment railroad properties.

Basis of Presentation

The accompanying unaudited financial statements of Train Travel Holdings, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Form 10-K filed with the SEC.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.. At March 31, 2014 the Company had no bank account.

Basic Income (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing the net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period including stock warrants using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants) and convertible debt or convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  During the three months ended March 31, 2014 the Company issued 600,000 shares of preferred stock convertible into 29,100,000 shares of common stock. These potentially dilutive shares have been excluded from the calculation of loss per share as the inclusion of such shares would be anti-dilutive as the Company had losses for the three months ended March 31, 2014.

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

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 AND THE PERIOD FROM SEPTEMBER 7, 2012 (INCEPTION) TO MARCH 31, 2014

Recent accounting pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition the results of our operations or financial statements.

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

Stock-Based Compensation

As of March 31, 2014 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at March 31, 2014 the Company had no cash on hand, has incurred losses since inception of $599.018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 3 – OTHER RECEIVABLE

Other receivable primary consists of advances to the Columbia Star Dinner Train totaling $29,501. During the three months ended March 31, 2014 The Company has entered into a agreement for the purchase of the Columbia Star Dinner Train, located in Columbia, Mo, The agreement is subject to completion of an audit of Columbia Star Dinner Train financial statements and finalization of certain terms and conditions.

NOTE 4 – DUE TO RELATED PARTIES

Due to Related Parties consists of non-interest bearing advances of $312,303 due to Train Travel Holdings, Inc., a Florida Corporation. On January 23, 2014, the Company entered in to a Common Stock Purchase Agreement by and among the Company, Francisco Douglas, Magana (the “Seller”) and Train Travel Holdings, Inc., a Florida Corporation (the “Purchaser”) where by the Seller who was beneficially the owner of 15,000,000 shares of the Company’s common stock, par value $0.001 desired to sell, and the Purchaser, desired to purchase the full block of shares for an aggregate purchase price of $150,000. The purchaser has entered into a management agreement and for the three months ended March 31, 2014 assisted the Company with the following:

•

put in place an operating structure for the identification and evaluation of Entertainment Train assets. This structure included management and operation specialists in the Entertainment Train industry,

•

set up a centralized reservation system for uniform reservation for all current and future Entertainment Train assets

•

set up a centralized marketing team.

•

an agreement for the purchase of the Columbia Star Dinner Train, located in Columbia, Mo.

•

The Company has a letter of intent to purchase the Dinner Trains of New England and is currently in the due diligence phase of the process.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 AND THE PERIOD FROM SEPTEMBER 7, 2012 (INCEPTION) TO MARCH 31, 2014

•

The Company signed a letter of intent to acquire the Napa Valley Wine Train. Through the Company’s due diligence process it was determined that the purchase price needed to be adjusted downward and we were unable to close on the transaction.

Subsequent to March 31, 2014 the Company settled its non-interest bearing advances of $312,203 with Train Travel Holdings – Florida for 2,931,665 shares of its common stock.

NOTE 5 – PREFERRED STOCK

The Company has 1,000,000 preferred shares authorized with a par value of $ 0.001 per share.

On January 23, 2014, in conjunction with the Stock Purchase Agreement, the Company authorized the issuance of 600,000 preferred shares convertible into 29,100,000 common shares as compensation for services provided to the Company by its Chairman and Chief Financial Officer. The fair market value of the preferred shares at the date of their issuance was determined by management to be $291,000. The fair market value the shares of preferred stock at their date of issuance was determined using the price of the most recent sale of the Company’s shares of common stock for cash.. The Company did not use the quoted market price of its common shares as there has been no active trading market in the Company’s common shares and consequently the quoted price in a highly illiquid market is not indicative of the true fair value of these shares.

NOTE 6 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On April 4, 2014 the Company effectuated a forward 5 for 1 forward split of its common stock. All common stock references and per share amounts in these financial statements have been restated to reflect this 5 for 1 forward split.

On October 2, 2012, the Company issued 15,000,000 shares of its common stock at $0.0002 per share for total proceeds of $3,000. In October and November 2012, the Company issued 3,600,000 shares of its common stock at $0.042 per share for total proceeds of $14,400. In December 2012, the Company issued 800,000 shares of its common stock at $0.006 per share for total proceeds of $4,800. During the period September 7, 2012 (inception) to March 31, 2014, the Company sold a total of 19,400,000 shares of common stock for total cash proceeds of $22,200.

NOTE 7 – RELATED PARTY TRANSACTIONS

On October 2, 2012, the Company sold 15,000,000 shares of common stock at a price of $0.0002 per share to its director. On September 7, 2012, the Director loaned $274 to the Company to pay for incorporation expenses From Inception to January 23, 2014, the former director loaned an additional $1,920 to fund the Company’s operating expenses. This loan balance is still outstanding as of March 31, 2014. This loan is non-interest bearing, due upon demand and unsecured. On January 23, 2014, Francisco Douglas Magana tendered his letter of resignation as the President, Secretary, Treasurer, Director and member of the Board effective as of that date.

On January 23, 2014, in Lieu of a Special Meeting the Board of Directors of the Company via Unanimous Written Consent, accepted the resignation of Francisco Douglas Magana, in addition elected Neil Swartz to the positions of Director, President and CEO of the Company and Timothy Hart to the positions of Director, Secretary and CFO until their successors are appointed.

On January 23, 2014, the Company entered in to a Common Stock Purchase Agreement by and among the Company, Francisco Douglas, Magana (the “Seller”) and Train Travel Holdings, Inc., a Florida Corporation (the “Purchaser”) where by the Seller who is beneficially the owner of 15,000,000 shares of the Company’s common stock, par value $0.001 desires to sell, and the Purchaser, desires to purchase the full block of shares for an aggregate purchase price of $150,000.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 AND THE PERIOD FROM SEPTEMBER 7, 2012 (INCEPTION) TO MARCH 31, 2014

As of March 31, 2014 the Company was indebted to Train Travel Holdings – Florida for a total of $312,303 for professional fees incurred for the three months ended March 31, 2014.These professional fees related to:

•

put in place an operating structure for the identification and evaluation of Entertainment Train assets. This structure included management and operation specialists in the Entertainment Train industry,

•

set up a centralized reservation system for uniform reservation for all current and future Entertainment Train assets

•

set up a centralized marketing team.

•

an agreement for the purchase of the Columbia Star Dinner Train, located in Columbia, Mo.

•

The Company has a letter of intent to purchase the Dinner Trains of New England and is currently in the due diligence phase of the process.

•

The Company signed a letter of intent to acquire the Napa Valley Wine Train. Through the Company’s due diligence process it was determined that the purchase price needed to be adjusted downward and we were unable to close on the transaction.

On January 23, 2014, in conjunction with the Stock Purchase Agreement, the Company authorized the issuance of 600,000 preferred shares convertible into 29,100,000 common shares as compensation for services provided to the Company by its Chairman and Chief Financial Officer. The fair market value of the preferred shares at the date of their issuance was determined by management to be $291,000. The fair market value the shares of preferred stock at their date of issuance was determined using the price of the most recent sale of the Company’s shares of common stock for cash. The Company did not use the quoted market price of its common shares as there has been no active trading market in the Company’s common shares and consequently the quoted price in a highly illiquid market is not indicative of the true fair value of these shares.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

During the three months ended March 31, 2014 The Company has entered into an agreement for the purchase of the Columbia Star Dinner Train, located in Columbia, Mo. The agreement is subject to completion of an audit of Columbia Star Dinner Train financial statements and finalization of certain terms and conditions.

The Company has signed a letter of intent to purchase the Dinner Trains of New England and is currently in the due diligence phase of the process.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2014 the Company settled its debt with Train Travel Holdings – Florida for 2,931,665 shares of its common stock.

The Company has evaluated subsequent events from March 31, 2014 to the date the financial statements were issued and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

This report on Form 10-Q and other reports filed by Train Travel Holdings, Inc. (“TTHX”, " we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in elsewhere in this report, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. The Company was incorporated under the laws of the State of Nevada on September 7, 2012. Our registration statement has been filed with the Securities and Exchange Commission on January 30, 2013 and has been declared effective on July 5, 2013.

PLAN OF OPERATION

COFFEE OPERATIONS

Through December 31, 2013, we were an El Salvador based corporation that provided consulting services in commercial cultivation and processing of coffee in El Salvador.

We are a development stage company. From inception through December 2013 our business operations were limited primarily to, the development of a business plan, the completion of private placements for the offer and sale of our common stock, discussing the offers of consulting services with potential customers, and the signing of the service agreement with Finca La Esmeralda, a private El-Salvadorian company. From inception through December 31, 2013, the Company realized $8,870 in consulting fees pursuant to the signed service agreement. We discontinued our coffee business on January 23, 2014.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since Inception on September 7, 2012 through March 31, 2014. As of March 31, 2014, we had total assets of $29,679 and total liabilities of $315,497.We anticipate that we will continue to incur losses in the next 12 months while we acquire entertainment trains and until they generate positive cash flow. We expect we will require additional capital to meet our short term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2014 Compared to the Three Month Period Ended March 31, 2013

Our net loss for the three month period ended March 31, 2014 was $576,792 compared to a net loss of $3,323 for the three months ended March 31, 2013. During the three month period ended March 31, 2014, we generated revenues of $0.  Revenues of $2,470 were generated for the three months ended March 31, 2013.

During the three month period ended March 31, 2014, we incurred general and administrative expenses and professional fees of $576,792 compared to $5,793 incurred for the three months ended March 31, 2013. General and administrative and professional fee expenses incurred during the three month period ended March 31, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs associated with the acquisition and operation of Entertainment Trains, and marketing expenses. For the three months ended March 31, 2014 the Company a) put in place an operating structure for the identification and evaluation of Entertainment Train assets. This structure included management and operation specialists in the Entertainment Train industry, 2) set up a centralized reservation system for uniform reservation for all current and future Entertainment Train assets and 3) set up a centralized marketing team. During the three months ended March 31, 2014 The Company has an agreement for the purchase of the Columbia Star Dinner Train, located in Columbia, Mo.  and  signed a letter of intent to purchase the Dinner Trains of New England and is currently in the due diligence phase of the process. The Company signed a letter of intent to acquire the Napa Valley Wine Train. Through the Company’s due diligence process it was determined that the purchase price needed to be adjusted downward and we were unable to close on the transaction.

The weighted average number of shares outstanding was 19,400,000 for the three month periods ended March 31, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014

As at March 31, 2014 our current assets were $29,679 compared to $2,178 in current assets at December 31, 2013. As of March 31, 2014 our current liabilities were $315,497. Current liabilities were mainly comprised of $312,303 in advance from Train Travel Holdings - Florida. Stockholders’ equity (deficit) decreased from $(26) as of December 31, 2013 to $(285,818) as of March 31, 2014 primarily due to the loss from operations for the three months ended March 31, 2014.

Cash Flows from Operating Activities

For the three month period ended March 31, 2014, net cash flows provided by operating activities was $10. Net cash flows used in operating activities was $3,323 for the three months ended March 31, 2013.

Cash Flows from Investing Activities

We neither generated or used funds from investing activates during the three months ended March 31, 2014 or 2013.

Cash Flows from Financing Activities

. For the three month period ended March 31, 2014, we used $10 in financing activities in repaying a bank overdraft. For the three months ended March 31, 2013, we neither generated nor used funds from financing activities.

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

GOING CONCERN

As a result of our net loss from operations, net cash used in operations, deficit accumulated as of March 31, 2014, our ability to continue as a going concern is in substantial doubt. Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans from shareholders as necessary, (iv) acquiring existing entertainment trains to generate cash flow from operations. Although management believes that it will be able to obtain the necessary funding and acquisitions to allow the Company to remain a going concern, and to pursue its’ acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

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

ITEM 1A.

RISK FACTORS.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 23, 2014, in conjunction with the Stock Purchase Agreement, the Company authorized the issuance of 600,000 preferred shares convertible into 29,100,000 common shares

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS.

No senior securities were issued and outstanding during the three months ended March 31, 2014.

ITEM 4.

MINES SAFETY DISCLOSURES.

Not applicable

ITEM 5.

OTHER INFORMATION.

No report required.

ITEM 6.

EXHIBITS.

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	XBRL Exhibits

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Train Travel Holdings, Inc.

Date: May 20, 2014	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Director

Date: May 20, 2014	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, Director