Form 10-Q
period 2014-06-30
Train Travel Holdings, Inc.
filed 2014-08-14
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

2929 East Commercial Blvd., PH-D,

Ft. Lauderdale, Florida 33308

 (Address of principal executive offices)(Zip Code)

954-440-4678

(Registrant’s telephone number, including area code)

Not applicable

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of August 14, 2014 the issuer had 23,382,499 shares of its common stock issued and outstanding.

Train Travel Holdings. Inc.

Form 10-Q

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Train Travel”, the “Company,” “we”, “us”, “our” and similar terms refer to Train Travel Holdings, Inc., a Nevada corporation formerly known as Vanell Corp.

All share and per share information contained in this reports gives effect to the 5:1 forward stock split of our outstanding common stock on March 20, 2014.

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Other receivable	$114,634	$178
Prepaid expenses	—	2,000
Total current assets	114,634	2,178

Total assets	$114,634	$2,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$11,790	$—
Bank overdraft	—	10
Due to related parties	622,278	—
Loan from former stockholder	2,194	2,194
Total current liabilities	636,262	2,204

Total liabilities	636,262	2,204

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 600,000 shares issued and outstanding	600	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 22,331,665 and 19,400,000 shares issued and outstanding, respectively	22,332	19,400
Additional paid-in-capital	319,585	2,800
Retained deficit during development stage	(864,145)	(22,226)
Total stockholders’ deficit	(521,628)	(26)

Total liabilities and stockholders’ deficit	$114,634	$2,178

The accompanying notes are an integral part of these condensed unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,			FOR THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) to JUNE 30,
	2014	2013		2014	2013		2014

Revenues	$—	$2,000		$—	$4,470		$8,870

Operating expenses
General and administrative expenses	3,891	4,975		7,480	10,768		26,615
Legal and professional- related party	247,337	—		813,337	—		813,337
Legal and professional	13,899	—		21,102	—		33,063
Total operating expenses	265,127	4,975		841,919	10,768		873,015

Net income (loss) from operations	(265,127)	(2,975)		(841,919)	(6,298)		(864,145)

Provision for corporate income taxes	—	—		—	—		—

Net income (loss)	$(265,127)	$(2,975)		$(841,919)	$(6,298)		$(864,145)

Loss per common share – Basic and Diluted	$(0.01)	$(0.00)	*	$(0.04)	$(0.00)	*
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	20,334,267	19,400,000		19,869,714	19,400,000

* Denotes a loss of less than $0.01 per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock			Retained Earnings	Total
	$0.001 Par Value		$0.001 Par Value		Additional	(Deficit)	Stockholders’
	Shares	Amount	Shares	Amount*	Paid-in Capital	Accumulated	Equity(Deficit)

Balance at September 7, 2012 - Inception - audited	—	$—	—	$—	$—	$—	$—

Issuance of Founders shares for cash ($0.0002/share to reflect 5 for 1 forward split)	—	—	15,000,000	15,000	(12,000)	—	3,000

Issuance of common stock for cash ($0.004/share to reflect 5 for 1 forward split)	—	—	3,600,000	3,600	10,800	—	14,400

Issuance of common stock for cash ($0.006/share to reflect 5 for 1 forward split)	—	—	800,000	800	4,000	—	4,800

Net income for the period September 7, 2012 through December 31, 2012	—	—	—	—	—	951	951

Balance at December 31, 2012 -audited	—	—	19,400,000	19,400	2,800	951	23,151

Net loss for the year 2013	—	—	—	—	—	(23,177)	(23,177)

Balance at December 31, 2013 - audited	—	—	19,400,000	19,400	2,800	(22,226)	(26)

Issuance of preferred stock for services ($0.485 per share)	600,000	600	—	—	290,400	—	291,000

Issuance of shares of common stock in settlement of non-interest bearing advances-related party	—	—	2,931,665	2,932	26,385	—	29,317

Net Loss for the six months ended June 30, 2014	—	—	—	—	—	(841,919)	(841,919)

Balance at June 30, 2014 - unaudited	600,000	$600	22,331,665	$22,332	$319,585	$(864,145)	$(521,628)

* as retroactively adjusted for the 5:1 forward split completed April 4, 2014.

The accompanying notes are an integral part of these condensed unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED JUNE 30,		FOR THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) to JUNE 30,
	2014	2013	2014
Operating Activities
Net income (loss)	(841,919)	(6,298)	(864,145)
Adjustments to reconcile net loss to net cash generated (used in) operating activities:
Preferred stock issued for services	291,000	—	291,000
Movement in operating assets and liabilities
Other receivables	(114,456)	—	(114,634)
Prepaid expenses	2,000	(5,500)	—
Income taxes payable	—	(178)	—
Accounts payable	11,790	—	11,790
Due to related parties - management expenses	500,000	—	500,000
Net cash provided by (used in) operating activities	(151,585)	(11,976)	(175,989)

Investing Activities
Net cash provided by (used in) investing activities	—	—	—

Financing Activities
Bank overdraft	(10)	—	0
Due to related parties - other costs	151,595	—	151,595
Sale of common stock	—	—	22,200
Loan from stockholder	—	—	2,194
Net cash provided by financing activities	151,585	—	175,989

Net increase (decrease) in cash and equivalents	—	(11,976)	—

Cash and equivalents at beginning of the period	—	23,663	—

Cash and equivalents at end of the period	—	11,687	—
Supplemental cash flow information:
Cash paid for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Non-Cash Financing Activities
Settlement of related party advances for 2,931,665 shares of common stock	$29,317	$—	$29,317

The Company did not maintain a bank account during the six months ended June 30, 2014.

The accompanying notes are an integral part of these condensed unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE, 2014 AND 2013 AND THE PERIOD FROM SEPTEMBER 7, 2012 (INCEPTION) TO JUNE 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Train Travel Holdings, Inc. (“the Company”) was incorporated under the laws of the State of Nevada under the name of Vanell, Corp. on September 7, 2012 (“inception”). The Company changed its name to Train Travel Holdings, Inc. on March 20, 2014. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 “Development-Stage Entities.” Since inception through June 30, 2014 the Company has generated revenue of $8,870 and has accumulated losses of $864,145. The Company initially provided consulting services to commercial growers of coffee in El Salvador but effective January 23, 2014 changed its business focus to seeking acquisitions of entertainment railroad properties.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted December 31 fiscal year end.

Interim Financial Statements

The accompanying unaudited financial statements of Train Travel Holdings, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Form 10-K filed with the SEC.

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

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our inception (September 7, 2012) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company held no cash or cash equivalents at June 30, 2014 or December 31, 2013.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE, 2014 AND 2013 AND THE PERIOD FROM SEPTEMBER 7, 2012 (INCEPTION) TO JUNE 30, 2014

Financial Instruments

ASC 820, Fair Value Measurements requires disclosure of the fair value of financial instruments. The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization

Income Taxes

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

Revenue Recognition

Revenue was recognized when all of the following criteria were met: persuasive evidence of an arrangement existed, services had been provided, all significant contractual obligations had been satisfied, and collection was reasonably assured.

Advertising Costs

We expense advertising costs as incurred. We incurred no advertising expenses during the three and six months ended June 30, 2014 or 2013.

Stock-Based Compensation

As of June 30, 2014 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options

Basic Income (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing the net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period including stock warrants using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants) and convertible debt or convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. During the six months ended June 30, 2014 the Company issued 600,000 shares of preferred stock convertible into 29,100,000 shares of common stock. These potentially dilutive shares have been excluded from the calculation of loss per share as the inclusion of such shares would be anti-dilutive as the Company had losses for the three and six months ended June 30, 2014. No potentially dilutive debt or equity instruments were issued or outstanding during the three and six months ended June 30, 2013.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE, 2014 AND 2013 AND THE PERIOD FROM SEPTEMBER 7, 2012 (INCEPTION) TO JUNE 30, 2014

Recent accounting pronouncements

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our inception (June 15, 2011) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

The Company does not believe that other than disclosed above, recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at June 30, 2014 the Company had no cash on hand, has incurred losses since inception of $864,145 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 3 – OTHER RECEIVABLE

Other receivable primary consists of advances to the Columbia Star Dinner Train (CSDT) totaling $114,634 during the six months ended June 30, 2014.The advances to CSDT where made on behalf of the Company by Train Travel Holdings, Inc. – Florida. The Company has entered into an agreement for the purchase of the Columbia Star Dinner Train, located in Columbia, Mo, The agreement is subject to completion of an audit of Columbia Star Dinner Train financial statements and finalization of certain terms and conditions.

NOTE 4 – DUE TO RELATED PARTIES

Due to Related Parties consists of non-interest bearing advances of $622, 278 due to Train Travel Holdings, Inc., a Florida Corporation which represents professional/management fees along with payment of the Companies operating expense and advances to Columbia Star Dinner Train on behalf of the Company which were incurred during the six months ended June, 30, 2014.

On January 23, 2014, the Company entered in to a Common Stock Purchase Agreement by and among the Company, Francisco Douglas Magana (the “Seller”) and Train Travel Holdings, Inc., a Florida Corporation (the “Purchaser” or “TTH - Florida) where by the Seller who was beneficially the owner of 15,000,000 shares of the Company’s common stock, par value $0.001 desired to sell, and the Purchaser, desired to purchase the full block of shares for an aggregate purchase price of $150,000.

The Purchaser has entered into a management agreement and for the six months ended June, 2014 assisted the Company with the following:

•

put in place an operating structure for the identification and evaluation of Entertainment Train assets. This structure included management and operation specialists in the Entertainment Train industry,

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE, 2014 AND 2013 AND THE PERIOD FROM SEPTEMBER 7, 2012 (INCEPTION) TO JUNE 30, 2014

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

During the three months ended June 30, 2014 the Company settled $29,317 of its March 31, 2014 non-interest bearing advance balance of $312,203 with TTH – Florida for 2,931,665 shares of its common stock.

Subsequent to June 30, 2014 the Company settled an additional $10,508 of its $622,278 debt with Train Travel Holdings – Florida for 1,050,834 shares of its common stock.

NOTE 5 – PREFERRED STOCK

The Company has 1,000,000 preferred shares authorized with a par value of $ 0.001 per share.

On January 23, 2014, in conjunction with the Stock Purchase Agreement, the Company authorized the issuance of 600,000 preferred shares convertible into 29,100,000 common shares as compensation for services provided to the Company by its Chairman and Chief Financial Officer. The fair market value of the preferred shares at the date of their issuance was determined by management to be $291,000. The fair market value of the shares of preferred stock at their date of issuance was determined using the price of the most recent sale of the Company’s shares of common stock for cash. The Company did not use the quoted market price of its common shares as there has been no active trading market in the Company’s common shares.

NOTE 6 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On April 4, 2014 the Company effectuated a forward 5 for 1 forward split of its common stock. All common stock references and per share amounts in these financial statements have been restated to reflect this 5 for 1 forward split.

On October 2, 2012, the Company issued 15,000,000 shares of its common stock at $0.0002 per share for total proceeds of $3,000. In October and November 2012, the Company issued 3,600,000 shares of its common stock at $0.042 per share for total proceeds of $14,400. In December 2012, the Company issued 800,000 shares of its common stock at $0.006 per share for total proceeds of $4,800. During the period September 7, 2012 (inception) to June 30, 2014, the Company sold a total of 19,400,000 shares of common stock for total cash proceeds of $22,200.

On June 1, 2014, the Company issued 2,931,665 shares of its common stock to settle $29,637 March 31, 2014 non-interest bearing advance balance of $312,203 with TTH – Florida.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE, 2014 AND 2013 AND THE PERIOD FROM SEPTEMBER 7, 2012 (INCEPTION) TO JUNE 30, 2014

NOTE 7 – RELATED PARTY TRANSACTIONS

On October 2, 2012, the Company sold 15,000,000 shares of common stock at a price of $0.0002 per share to its director. On September 7, 2012, the Director loaned $274 to the Company to pay for incorporation expenses From Inception to January 23, 2014, the former director loaned an additional $1,920 to fund the Company’s operating expenses. This loan balance is still outstanding as of June 30, 2014. This loan is non-interest bearing, due upon demand and unsecured. On January 23, 2014, Francisco Douglas Magana tendered his letter of resignation as the President, Secretary, Treasurer, Director and member of the Board effective as of that date.

On January 23, 2014, in Lieu of a Special Meeting the Board of Directors of the Company via Unanimous Written Consent, accepted the resignation of Francisco Douglas Magana, in addition elected Neil Swartz to the positions of Director, President and CEO of the Company and Timothy Hart to the positions of Director, Secretary and CFO until their successors are appointed.

On January 23, 2014, the Company entered in to a Common Stock Purchase Agreement by and among the Company, Francisco Douglas, Magana (the “Seller”) and TTH - Florida where by the Seller who is beneficially the owner of 15,000,000 shares of the Company’s common stock, par value $0.001 desires to sell, and the Purchaser, desires to purchase the shares for an aggregate purchase price of $150,000.

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

On June 1, 2014, the Company issued 2,931,665 shares of its common stock to settle $29,317 of its March 31, 2014 non-interest bearing advance balance of $312,203 with TTH – Florida.

As of June 30, 2014 the Company was indebted to TTH – Florida for a total of $622,278 for professional and management fees, the Companies operating expenses and advances to Columbia Star Dinner Train incurred for the six months ended June 30, 2014. These professional/management fees included in the balance owed to the related party as of June 30 2014 are related to:

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

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE, 2014 AND 2013 AND THE PERIOD FROM SEPTEMBER 7, 2012 (INCEPTION) TO JUNE 30, 2014

NOTE 8 – COMMITMENTS AND CONTINGENCIES

During the six months ended June 30, 2014, the Company has entered into an agreement for the purchase of the Columbia Star Dinner Train, located in Columbia, Mo. The agreement is subject to completion of an audit of Columbia Star Dinner Train financial statements and finalization of certain terms and conditions. The audit is being scheduled for the quarter ending September 30, 2014.

The Company has signed a letter of intent to purchase the Dinner Trains of New England and is currently in the due diligence phase of the process.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2014 the Company settled $10,508 of its debt with TTH – Florida for 1,050,834 shares of its common stock.

The Company has evaluated subsequent events from June 30, 2014 to the date the financial statements were issued and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements.” These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

This report on Form 10-Q and other reports filed by Train Travel Holdings, Inc. (“TTHX”, “ we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in elsewhere in this report, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. The Company was incorporated under the laws of the State of Nevada on September 7, 2012. Our registration statement has been filed with the Securities and Exchange Commission on January 30, 2013 and has been declared effective on July 5, 2013.

PLAN OF OPERATION

COFFEE OPERATIONS

Through January 23, 2014, we were an El Salvador based corporation that provided consulting services in commercial cultivation and processing of coffee in El Salvador.

We are a development stage company. From inception through January 2014 our business operations were limited primarily to, the development of a business plan, the completion of private placements for the offer and sale of our common stock, discussing the offers of consulting services with potential customers, and the signing of the service agreement with Finca La Esmeralda, a private El-Salvadorian company. From inception through January 23, 2014, the Company realized $8,870 in consulting fees pursuant to the signed service agreement. We discontinued our coffee business on January 23, 2014.

ENTERTAINMENT TRAIN OPERATIONS

Commencing January 23, 2014, our business changed to the acquisition and operation of Entertainment Train companies. We also expect to manage and provide consulting services to Entertainment Train companies. We believe that there are several Entertainment Train companies that may be targeted for acquisition. Any acquisition will be contingent on our ability to obtain the necessary funding for such acquisition, as well as the acquisition candidate having audited financial statements.

RESULTS OF OPERATION

We are a development stage company with limited operations since inception on September 7, 2012 through June 30, 2014. As of June 30, 2014, we had total assets of $114,634 and total liabilities of $353,276. We anticipate that we will continue to incur losses in the next 12 months while we acquire Entertainment Trains and they generate positive cash flow. We expect we will require additional capital to meet our short term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, we do not have any firm commitments for any additional capital and there are no assurances that we will be able to raise equity or debt capital upon terms and conditions which are acceptable to us, if at all.

Three and Six Month Periods Ended June 30, 2014 Compared to the Three and Six Month Periods Ended June 30, 2013

During the three month period ended June 30, 2014, we generated revenues of $0. Revenues of $2,000 were generated for the three months ended June 30, 2013.

Our net loss for the three month period ended June 30, 2014 was $265,127 compared to a net loss of $2,975 for the three months ended June 30, 2013.

During the six month period ended June 30, 2014, we generated revenues of $0. Revenues of $4,470 were generated for the six months ended June 30, 2013.

Our net loss for the six month period ended June 30, 2014 was $841,919 compared to a net loss of $6,298 for the six months ended June 30, 2013

Operating Expenses

During the three month period ended June 30, 2014, we incurred general and administrative expenses and professional fees of $265,127 compared to $4,975 incurred for the three months ended June 30, 2013. During the six month period ended June 30, 2014, we incurred general and administrative expenses and professional fees of $841,919 compared to $10,768 incurred for the six months ended June 30, 2013. General and administrative and professional fee expenses incurred during the 2014 periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs associated with the acquisition and operation of Entertainment Trains, and marketing expenses. During the 2014 periods the Company a) continued to put in place an operating structure for the identification and evaluation of Entertainment Train assets. This structure included management and operation specialists in the Entertainment Train industry, 2) continued developing a centralized reservation system for uniform reservation for all current and future Entertainment Train assets and 3) continued to set up a centralized marketing team. During the 2014 periods the Company has a agreement for the purchase of the Columbia Star Dinner Train, located in Columbia, Mo. The agreement is subject to completion of an audit of Columbia Star Dinner Train financial statements and finalization of certain terms and conditions. The Company has a letter of intent to purchase the Dinner Trains of New England and is currently in the due diligence phase of the process. The Company signed a letter of intent to acquire the Napa Valley Wine Train. Through the Company’s due diligence process it was determined that the purchase price needed to be adjusted downward and we were unable to close on the transaction. The closing of any acquisition is subject to a number of conditions precedent, including our ability to raise any capital necessary for the transaction. Accordingly, investors should not place undue reliance on these letters of intent and we may never consummate any of these prospective transactions.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014

As at June 30, 2014 our current assets were $114,634 compared to $2,178 in current assets at December 31, 2013. As of June 30, 2014 our current liabilities were $636,262 as compared to $2.204 at December 31, 2013. Current liabilities at June 30, 2014 mainly comprised of $662,278 in advances from Train Travel Holdings - Florida. Stockholders’ equity (deficit) decreased from $(26) as of December 31, 2013 to $(521,628) as of June 30, 2014 primarily due to the loss from operations for the six months ended June 30, 2014 and the issuance of common stock for related party advances. We do not have working capital sufficient to pay our operating expenses and satisfy our obligations as they become due. If we are unable to raise capital as necessary to fund our current operations and implement our acquisition strategy, we may be unable to develop our business as currently planned. If we are unable to develop our business to a level to generate revenues sufficient to pay our operating expenses and satisfy our obligations, we may be unable to continue as a going concern.

Cash Flows from Operating Activities

For the six month period ended June, 2014, net cash flows provided used in operating activities was $151,585. Net cash flows used in operating activities was $11,976 for the six months ended June 30, 2013.

Cash Flows from Investing Activities

We neither generated or used funds from investing activates during the six months ended June 30, 2014 or 2013.

Cash Flows from Financing Activities

For the six month period ended June 30, 2014, we generated $151,585 from financing activities largely by way of advances from related parties. For the six months ended June 30, 2013, we neither generated nor used funds from financing activities.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through issuances of securities for the short term and advances from a related party until acquisition are identified and in place generating positive cash flow. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; (iii) marketing expenses; and (iv) acquiring existing entertainment train operations. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet short-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage.

GOING CONCERN

As a result of our net loss from operations, net cash used in operations, deficit accumulated as of June 30, 2014, our ability to continue as a going concern is in substantial doubt. Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) obtaining loans from shareholders as necessary; and (iv) acquiring existing entertainment trains to generate cash flow from operations. Although management believes that it will be able to obtain the necessary funding and acquisitions to allow the Company to remain a going concern, and to pursue its acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our inception (June 15, 2011) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

The Company does not believe that other than disclosed above, recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our unaudited financial statements appearing elsewhere in this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 23, 2014, in conjunction with the Stock Purchase Agreement, the Company authorized the issuance of 600,000 preferred shares convertible into 29,100,000 common shares.

On June 1, 2014, the Company issued 2,931,665 shares of its common stock to settle $29,317 of its March 31, 2014 non-interest bearing advance balance of $312,203 from Train Travel Holdings – Florida, a related party. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) of that act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINES SAFETY DISCLOSURES.

Not applicable to our operations.

ITEM 5.

OTHER INFORMATION.

On March 20, 2014 we filed a Certificate of Amendment to our Articles of Incorporation which (i) changed the name of our company to Train Travel Holdings, Inc., and (ii) effected a 1:5 forward stock split of our then outstanding common stock.

On August 7, 2014 we filed an Amended and Restated Articles of Incorporation.

ITEM 6.

EXHIBITS.

Exhibits:

No.	Description
3.2	Certificate of Amendment to and Amended and Restated Articles of Incorporation*
10.5	Agreement for Preferred Shares*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

———————

*	filed herewith

**

pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Train Travel Holdings, Inc.

Dated: August 14, 2014	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: August 14, 2014	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, principal executive officer