Form 10-Q
period 2014-09-30
Train Travel Holdings, Inc.
filed 2014-11-19
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 19, 2014 the issuer had 23,391,665 shares of its common stock issued and outstanding.

Train Travel Holdings. Inc.

Form 10-Q

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Train Travel”, the “Company,” “we”, “us”, “our” and similar terms refer to Train Travel Holdings, Inc., a Nevada corporation formerly known as Vanell Corp.

All share and per share information contained in this reports gives effect to the 5:1 forward stock split of our outstanding common stock on April 4, 2014.

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Other receivable	$—	$178
Prepaid expenses	—	2,000
Total current assets	—	2,178

Total assets	$—	$2,178

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$229	$—
Accounts payable – related parties	717,500	—
Bank overdraft	—	10
Advances – related parties	203.171	—
Loan from former stockholder	2,194	2,194
Total current liabilities	923,094	2,204

Total liabilities	923,094	2,204

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized;
600,000 shares issued and outstanding	600	—
Common stock, $0.001 par value, 75,000,000 shares authorized;
23,391,665 and 19,400,000 shares issued and outstanding, respectively	23,392	19,400
Additional paid-in-capital	196,758	2,800
Retained deficit during development stage	(1,143,844)	(22,226)
Total stockholders' deficit	(923,094)	(26)

Total liabilities and stockholders' deficit	$—	$2,178

The accompanying notes are an integral part of these condensed unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		FOR THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) to SEPTEMBER 30,
	2014	2013	2014	2013	2014

Revenues	$—	$2,000	$—	$6,470	$8,870

Operating expenses

General and administrative expenses	3,511	15,052	10,991	25,820	30,126
Legal and professional- related party	101,100	—	914,437	—	914,437
Legal and professional	5,594	—	26,696	—	38,657
Write off of bad debt	169,494	—	169,494	—	169,494
Total operating expenses	279,699	15,052	1,121,618	25,820	1,152,714

Net income (loss) from operations	(279,699)	(13,052)	(1,121,618)	(19,350)	(1,143,844)

Provision for corporate income taxes	—	—	—	—	—

Net income (loss)	$(279,699)	$(13,052)	$(1,121,618)	$(19,350)	$(1,143,844)

Loss per common share – Basic and Diluted	$(0.01)	$(0.00)*	$(0.03)	$(0.00)*
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	28,050,797	19,400,000	32,305,287	19,400,000

* Denotes a loss of less than $0.01 per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock			Retained Earnings	Total
	$0.001 Par Value		$0.001 Par Value		Additional	(Deficit)	Stockholders'
	Shares	Amount	Shares	Amount*	Paid-in Capital	Accumulated	Equity(Deficit)

Balance at September 7, 2012 - Inception - audited	—	$—	—	$—	$—	$—	$—

Issuance of Founders shares for cash ($0.0002/share to reflect 5 for 1 forward split)	—	—	15,000,000	15,000	(12,000)	—	3,000
Issuance of common stock for cash ($0.004/share to reflect 5 for 1 forward split)	—	—	3,600,000	3,600	10,800	—	14,400
Issuance of common stock for cash ($0.006/share to reflect 5 for 1 forward split)	—	—	800,000	800	4,000	—	4,800
Net income for the period September 7, 2012 through December 31, 2012	—	—	—	—	—	951	951

Balance at December 31, 2012 -audited	—	—	19,400,000	19,400	2,800	951	23,151

Net loss for the year 2013	—	—	—	—	—	(23,177)	(23,177)

Balance at December 31, 2013 - audited	—	—	19,400,000	19,400	2,800	(22,226)	(26)

Issuance of preferred stock for services ($0.006 per share)	600,000	600	—	—	174,000	—	174,600
Issuance of shares of common stock in settlement of non-interest bearing advances-related party	—	—	2,931,665	2,932	14,658	—	17,590
Issuance of shares of common stock in settlement of non-interest bearing advances-related party	—	—	1,060,000	1,060	5,300	—	6,360
Net Loss for the nine months ended September 30, 2014	—	—	—	—	—	(1,121,618)	(1,121,618)

Balance at September 30, 2014 - unaudited	600,000	$600	23,391,665	$23,392	$329,126	$(1,143,844)	$(923,094)

* as retroactively adjusted for the 5:1 forward split completed April 4, 2014.

The accompanying notes are an integral part of these condensed unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,		FOR THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) to SEPTEMBER 30,
	2014	2013	2014
Operating Activities
Net income (loss)	$(1,121,618)	$(19,350)	$(1,143,844)
Adjustments to reconcile net loss to net cash generated (used in) operating activities:
Preferred stock issued for services	174,600	—	174,600
Write off of bad debt	169,494		169,494
Movement in operating assets and liabilities
Other receivables	178	—	—
Prepaid expenses	2,000	(3,500)	—
Income taxes payable	—	(178)	—
Accounts payable	229	—	229
Due to related parties - management expenses	717,500	—	717,500
Net cash provided by (used in) operating activities	(57,617)	(23,028)	(82,021)

Investing Activities
Loan to Columbia Star Dinner Train	(169,494)		(169,494)
Net cash provided by (used in) investing activities	(169,494)	—	(169,494)

Financing Activities
Bank overdraft	(10)	—	—
Due to related parties - other costs	227,121	—	227,121
Sale of common stock	—	—	22,200
Loan from stockholder	—	—	2,194
Net cash provided by financing activities	227,111	—	251,515

Net increase (decrease) in cash and equivalents	$—	$(23,028)	$—

Cash and equivalents at beginning of the period	—	23,663	—

Cash and equivalents at end of the period	$—	$635	$—

Supplemental cash flow information:
Cash paid for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Non-Cash Financing Activities
Settlement of related party advances for 3,991,665 shares of common stock	$23,950	$—	$23,950

The Company did not maintain a bank account during the nine months ended September 30, 2014 and all Company expenses were paid for on its behalf by a related party.

The accompanying notes are an integral part of these condensed unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

 (FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER, 2014 AND 2013 AND THE PERIOD FROM SEPTEMBER 7, 2012 (INCEPTION) TO SEPTEMBER 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Train Travel Holdings, Inc. (“the Company”) was incorporated under the laws of the State of Nevada under the name of Vanell, Corp. on September 7, 2012 (“Inception”).  The Company changed its name to Train Travel Holdings, Inc. on March 20, 2014. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since Inception through September 30, 2014 the Company has generated revenue of $8,870 and has accumulated losses of $1,143,844. The Company initially provided consulting services to commercial growers of coffee in El Salvador but effective January 23, 2014 the Company has changed its business focus to seeking acquisitions of entertainment railroad properties.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted December 31 fiscal year end.

Interim Financial Statements

The accompanying unaudited financial statements of Train Travel Holdings, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Form 10-K filed with the SEC.

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

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our inception (September 7, 2012) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company held no cash or cash equivalents at September 30, 2014 or December 31, 2013. During this period the Company did not maintain a bank account and all or the Company’s expenses were paid for on its behalf by a related party.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER, 2014 AND 2013 AND THE PERIOD FROM SEPTEMBER 7, 2012 (INCEPTION) TO SEPTEMBER 30, 2014

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

Revenue Recognition

Revenue is recognized when all of the following criteria were met: persuasive evidence of an arrangement existed, services had been provided, all significant contractual obligations had been satisfied, and collection was reasonably assured.

Advertising Costs

We expense advertising costs as incurred. We incurred no advertising expenses during the three and nine months ended September 30, 2014 or 2013.

Stock-Based Compensation

As of September 30, 2014 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing the net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period including stock warrants using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants) and convertible debt or convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  During the nine months ended September 30, 2014 the Company issued 600,000 shares of preferred stock convertible into 29,100,000 shares of common stock. These potentially dilutive shares have been excluded from the calculation of loss per share as the inclusion of such shares would be anti-dilutive as the Company had losses for the nine months ended September 30, 2014.

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

The Company does not believe that other than disclosed above, any recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER, 2014 AND 2013 AND THE PERIOD FROM SEPTEMBER 7, 2012 (INCEPTION) TO SEPTEMBER 30, 2014

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at September 30, 2014 the Company had no cash on hand, has incurred losses since inception of $1,143,844 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 3 – OTHER RECEIVABLE

Other receivable primary consisted of advances to the Columbia Star Dinner Train totaling $169,494. The advances were made on behalf of the Company by a related party. At September 30, 2014 this amount was deemed to be uncollectable and was written off.

NOTE 4 – DUE TO RELATED PARTIES

Due to Related Parties consists of non-interest bearing advances of $920,671 due to Train Travel Holdings, Inc., a Florida Corporation of which $717,500 represents professional fees incurred and $203,171 related party advances during the nine months ended September 30, 2014.

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

The Purchaser has entered into a management agreement with the Company and for the nine months ended September 30, 2014 assisted the Company with the following:

•

put in place an operating structure for the identification and evaluation of Entertainment Train assets. This structure included management and operation specialists in the Entertainment Train industry,

•

set up a centralized reservation system for uniform reservation for all current and future Entertainment Train assets

•

set up a centralized marketing team.

•

an agreement for the purchase of the Columbia Star Dinner Train, located in Columbia, Mo. Subsequent to September 30, 2014 the efforts related to the Columbia Star Dinner train ceased. (See Note 8. Subsequent Events below.)

•

The Company has a letter of intent to purchase the Dinner Trains of New England and is currently in the due diligence phase of the process.

•

The Company signed a letter of intent to acquire the Napa Valley Wine Train. Through the Company’s due diligence process it was determined that the purchase price needed to be adjusted downward and we were unable to close on the transaction.

On June 1, 2014, the Company issued 2,931,665 shares of its common stock to settle $17,590 of its March 31, 2014 non-interest bearing advance balance with Train Travel Holdings – Florida.

On August 15, 2014, the Company issued 1,060,000 shares of its common stock to settle $6,360 of its June 30, 2014 non-interest bearing advance balance of with Train Travel Holdings – Florida.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER, 2014 AND 2013 AND THE PERIOD FROM SEPTEMBER 7, 2012 (INCEPTION) TO SEPTEMBER 30, 2014

NOTE 5 – PREFERRED STOCK

The Company has 1,000,000 preferred shares authorized with a par value of $ 0.001 per share.

On January 23, 2014, in conjunction with the Stock Purchase Agreement, the Company authorized the issuance of 600,000 preferred shares convertible into 29,100,000 common shares as compensation for services provided to the Company by its Chairman and Chief Financial Officer. The fair market value of the preferred shares at the date of their issuance was determined by management to be $174,600. The fair market value the shares of preferred stock at their date of issuance was determined using the price of the most recent sale of the Company’s shares of common stock for cash. The Company did not use the quoted market price of its common shares as there has been no active trading market in the Company’s common shares.

NOTE 6 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On April 4, 2014 the Company effectuated a forward 5 for 1 forward split of its common stock. All common stock references and per share amounts in these financial statements have been restated to reflect this 5 for 1 forward split.

On October 2, 2012, the Company issued 15,000,000 shares of its common stock at $0.0002 per share for total proceeds of $3,000. In October and November 2012, the Company issued 3,600,000 shares of its common stock at $0.004 per share for total proceeds of $14,400. In December 2012, the Company issued 800,000 shares of its common stock at $0.006 per share for total proceeds of $4,800. During the period September 7, 2012 (inception) to September 30, 2014, the Company sold a total of 19,400,000 shares of common stock for total cash proceeds of $22,200.

On June 1, 2014, the Company issued 2,931,665 shares of its common stock to settle $17,590 of its March 31, 2014 non-interest bearing advance balance with Train Travel Holdings – Florida.

On August 15, 2014, the Company issued 1,060,000 shares of its common stock to settle $6,360 of its June 30, 2014 non-interest bearing advance balance of with Train Travel Holdings – Florida.

NOTE 7 – RELATED PARTY TRANSACTIONS

On October 2, 2012, the Company sold 15,000,000 shares of common stock at a price of $0.0002 per share to its director. On September 7, 2012, the Director loaned $274 to the Company to pay for incorporation expenses from Inception to January 23, 2014, the former director loaned an additional $1,920 to fund the Company’s operating expenses. This loan balance totaling $2,194 is still outstanding as of September 30, 2014. This loan is non-interest bearing, due upon demand and unsecured. On January 23, 2014, Francisco Douglas Magana tendered his letter of resignation as the President, Secretary, Treasurer, Director and member of the Board effective as of that date.

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

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER, 2014 AND 2013 AND THE PERIOD FROM SEPTEMBER 7, 2012 (INCEPTION) TO SEPTEMBER 30, 2014

On January 23, 2014, in conjunction with the Stock Purchase Agreement, the Company authorized the issuance of 600,000 preferred shares convertible into 29,100,000 common shares as compensation for services provided to the Company by its Chairman and Chief Financial Officer. The fair market value of the preferred shares at the date of their issuance was determined by management to be $174,600. The fair market value the shares of preferred stock at their date of issuance was determined using the price of the most recent sale of the Company’s shares of common stock for cash. The Company did not use the quoted market price of its common shares as there has been no active trading market in the Company’s common shares and consequently the quoted price in a highly illiquid market is not indicative of the true fair value of these shares.

As of September 30, 2014 the Company was indebted to Train Travel Holdings – Florida for a total of 717,500 for professional fees incurred for the nine months ended September 30, 2014.  These professional fees related to:

•

put in place an operating structure for the identification and evaluation of Entertainment Train assets. This structure included management and operation specialists in the Entertainment Train industry,

•

set up a centralized reservation system for uniform reservation for all current and future Entertainment Train assets

•

set up a centralized marketing team.

•

an agreement for the purchase of the Columbia Star Dinner Train, located in Columbia, Mo. Subsequent to September 30, 2014 the efforts related to the Columbia Star Dinner train ceased. (See Note 8. Subsequent Events below.)

•

The Company has a letter of intent to purchase the Dinner Trains of New England and is currently in the due diligence phase of the process.

NOTE 8 – SUBSEQUENT EVENTS

On October 2, 2014, Train Travel Holdings, Inc. (“We” or “Company”) entered into an agreement with B. Allen Brown (“Brown”), TBG Holdings Corporation (“TBG”), Railmark Holdings Incorporated (“Railmark”) and others (the “Agreement”). Pursuant to the terms of the Agreement, TBG transferred to Brown its 600,000 shares of Series A convertible preferred stock held by TBG (“Preferred Stock”), which Preferred Stock has super voting and conversion rights, in consideration for 3,300,000 shares of common stock held by Brown. At the same time (i) Neal Swartz, our president, chief executive officer and a director and Tim Hart, our chief accounting officer and a director, resigned their positions as officers and directors; (ii) Brown was appointed as chief executive officer, president and director; and (iii) Hamon Fytton was appointed secretary and director and Mark Lundquist and Lou Schillinger were appointed as directors. As a result of the foregoing, Brown, by virtue of the ownership of the Preferred Stock had become the controlling shareholder.

In addition the Agreement provided for the acquisition of Railmark, a private company controlled by Brown, which has been engaged in the rail industry, including rail operations, railcar repair and track construction for more than 10 years.  Consideration for the acquisition of all of the common and preferred Railmark stock was 550,000 shares of our common stock. This transaction was subject to the delivery by Railmark of its audited financial statements for fiscal year 2013 and 2012 (“Financial Statements”). Closing was set for the earlier of (i) December 31, 2014, or (ii) the delivery of the Financial Statements. If for any reason Railmark failed to deliver the Financial Statements, the entire Agreement would be unwound and TBG will receive back the Preferred Stock and the Railmark Stock will be returned to Brown and its other shareholders.

On October 31, 2014, an unwind agreement was signed, terminating the October 2nd Agreement and the parties were returned to their positions prior to the Agreement. As such, (i) the Preferred Stock was returned to TBG, (ii) Brown resigned as chief executive officer, president and director, (iii) Mark Lundquist and Lou Schillinger resigned as directors, (iv) Swartz was appointed our president, chief executive officer and director, and (v) Tim Hart was appointed as chief accounting officer and director. Further, Hamon Fytton remained as secretary and a director and the acquisition of Railmark was terminated.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER, 2014 AND 2013 AND THE PERIOD FROM SEPTEMBER 7, 2012 (INCEPTION) TO SEPTEMBER 30, 2014

In addition the unwind agreement cancelled any prior agreements, including all financial, promissory notes and other commitments, including the agreement with the Columbia Star Dinner train and the letter of intent with the Dinner Trains of New England, which are now null and void. As a result the Company no longer has any interest in either The Columbia Star Dinner Train or its parent company Train Travel Inc., a Delaware corporation.

The Company has evaluated subsequent events from September 30, 2014 to the date the financial statements were issued and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements.

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

We are a development stage company. From September 7, 2012 (“Inception”) through December 2013 our business operations were limited primarily to, the development of a business plan, the completion of private placements for the offer and sale of our common stock, discussing the offers of consulting services with potential customers, and the signing of the service agreement with Finca La Esmeralda, a private El-Salvadorian company. From inception through December 31, 2013, the Company realized $8,870 in consulting fees pursuant to the signed service agreement. We discontinued our coffee business on January 23, 2014.

ENTERTAINMENT TRAIN OPERATIONS

Commencing January 23, 2014, our business changed to the acquisition and operation of Entertainment Train companies. We also expect to manage and provide consulting services to Entertainment Train companies. We believe that there are several Entertainment Train companies that may be targeted for acquisition. Any acquisition will be contingent on our ability to obtain the necessary funding for such acquisition, as well as the acquisition candidate having audited financial statements. In addition to Entertainment Train operations, the Company’s additional business activities include providing management and consulting services to the rail and railcar industries. The Company is also looking for non-entertainment railroads and railcars to acquire.

RESULTS OF OPERATION

We are a development stage company with limited operations since inception on September 7, 2012 through September 30, 2014. As of September 30, 2014, we had total assets of $0 and total liabilities of $923,094. We anticipate that we will continue to incur losses in the next 12 months while we acquire entertainment trains and they generate positive cash flow. We expect we will require additional capital to meet our short term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.  However, we do not have any firm commitments for any additional capital and there are no assurances that we will be able to raise equity or debt capital upon terms and conditions which are acceptable to us, if at all.

Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Month Periods Ended September 30, 2013

Revenue

During the three month period ended September 30, 2014, we generated revenues of $0. Revenues of $2,000 were generated for the three months ended September 30, 2013.

During the nine month period ended September 30, 2014 and 2013 respectively, we generated revenues of $0 as compared to $6,470.

During 2013 we generated limited revenue from our consulting activities in the coffee sector. These consulting activities were terminated in January 2014 and we have not generated any revenue as yet from our newly adopted entertainment train business.

Operating Expenses

During the three month period ended September 30, 2014, we incurred operating expenses of $279,699 compared to $15,052 incurred for the three months ended September 30, 2013. During the nine month period ended September 30, 2014, we incurred operating expenses of $1,121,618 compared to $25,820 incurred for the nine months ended September 30, 2013.

During the three month period ended September 30, 2014, we incurred general and administrative expenses and professional fees of $110,206 compared to $15,052 incurred for the three months ended September 30, 2013. During the nine month period ended September 30, 2014, we incurred general and administrative expenses and professional fees of $952,125 compared to $25,820 incurred for the nine months ended September 30, 2013. General and administrative and professional fee expenses incurred during the 2014 periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs associated with the acquisition and operation of Entertainment Trains, and marketing expenses.

For the three and nine months ended September 30, 2014, the Company wrote off $169,494 of Other Receivables from Columbia Star Dinner Train which were deemed uncollectable.

Throughout 2014 the Company a) continued to put in place an operating structure for the identification and evaluation of Entertainment Train assets. This structure included management and operation specialists in the Entertainment Train industry, 2) continued developing a centralized reservation system for uniform reservation for all current and future Entertainment Train assets and 3) continued to set up a centralized marketing team.

Subsequent to September 30, 2014 the efforts related to the Columbia Star Dinner train ceased. (See Note 8. Subsequent Events in the Notes to the Condensed Unaudited Financial Statements above.)

Net Losses

Our net loss for the three month period ended September 30, 2014 was $279,699 compared to a net loss of $13,052 for the three months ended September 30, 2013 due to the factors discussed above.

Our net loss for the nine month period ended September 30, 2014 was $1,121,618 compared to a net loss of $19,350 for the nine months ended September 30, 2013 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014

As of September 30, 2014 our current assets were $0 compared to $2,178 in current assets at December 31, 2013. As of September 30, 2014 our current liabilities were $923,094. Current liabilities were mainly comprised of $920,671 in advances from Train Travel Holdings – Florida of which $717,500 relates to related party professional fees and $203,171 in related party advances. Stockholders’ equity (deficit) decreased from $(26) as of December 31, 2013 to $(923,094) as of September 30, 2014 primarily due to the loss from operations for the nine months ended September 30, 2014 and the issuance of common stock for related party advances. We do not have working capital sufficient to pay our operating expenses and satisfy our obligations as they become due.  If we are unable to raise capital as necessary to fund our current operations and implement our acquisition strategy, we may be unable to develop our business as currently planned.  If we are unable to develop our business to a level to generate revenues sufficient to pay our operating expenses and satisfy our obligations, we may be unable to continue as a going concern.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2014 and 2013, net cash flows used by operating activities was $57,617 and $23,028 respectively. During the nine months ended September 30, 2014 we recognized a loss of $1,121,618 offset for cash flow purposes by $174,600 of services paid with preferred stock, a $169,494 non-cash write off of the loan to Columbia Star Dinner Train, a $717,500 increase in the balance due from related parties related to management fees and a number of immaterial movements in other working capital balances. By comparison during the nine months ended September 30, 2013 we incurred a loss of $19,350 and an increase in prepaid expenses of $3,500 and income taxes payable of $178.

Cash Flows from Investing Activities

During the nine months ended we advanced $169,494 to Columbia Star Dinner Train which we now believe is not collected. By comparison, we neither generated or used funds from investing activates during the nine months ended September 30, 2013.

Cash Flows from Financing Activities

For the nine month period ended September, 2014, we used $10 in financing activities in repaying a bank overdraft and received $227,121 by way of advances from related parties. By comparison, for the nine months ended September 30, 2013, we neither generated nor used funds from financing activities.

We expect that working capital requirements will continue to be funded through a combination of a related party making payments on our behalf and further issuances of securities for the short term until acquisition are identified and in place generating positive cash flow. Our working capital requirements are expected to increase in line with the growth of our business.

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

GOING CONCERN

As a result of our net loss from operations, net cash used in operations, deficit accumulated as of September 30, 2014, our ability to continue as a going concern is in substantial doubt. Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans from shareholders as necessary, (iv) acquiring existing entertainment trains to generate cash flow from operations. Although management believes that it will be able to obtain the necessary funding and acquisitions to allow the Company to remain a going concern, and to pursue its acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 15, 2014, the Company issued 1,060,000 shares of its common stock to settle $6,360 of its June 30, 2014 non-interest bearing advance balance of $622,277 from Train Travel Holdings – Florida, a related party.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) of that act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINES SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS.

Exhibits:

No.	Description
10.1

Agreement dated October 2, 2014 by and between TBG Holdings Corporation, a Florida corporation, B. Allen Brown, R3 Accounting LLC, a Florida limited liability company, Railmark Holdings Incorporated, an Indiana corporation, Train Travel Holdings, Inc., a Florida corporation, Train Travel Holdings, Inc., a Nevada corporation, and the holders of Railmark common and preferred stock (incorporated by reference to the Current Report on Form 8-K as filed on October 3, 2014)

10.2

Unwind Agreement dated October 30, 2014 by and between TBG Holdings Corporation, a Florida corporation, Train Travel Holdings, Inc., a Florida corporation, B. Allen Brown, Railmark Holdings Incorporated, an Indiana corporation, and Train Travel Holdings, Inc., a Nevada corporation (incorporated by reference to the Current Report on Form 8-K as filed on October 31, 2014)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

———————

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Train Travel Holdings, Inc.

Dated: November 19, 2014	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: November 19, 2014	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, principal executive officer