Form 10-K
period 2014-12-31
Train Travel Holdings, Inc.
filed 2015-04-20
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was $12,783,119 as computed by reference to the price at which the common equity was last sold, which was $0.98 on that date.

As of April 15, 2015, the Registrant had 23,391,665 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

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

Item 1.  Business.

Corporate History

Train Travel Holdings, Inc. (“the Company,” “we,” or “us”) was incorporated under the laws of the State of Nevada under the name of Vanell, Corp. on September 7, 2012 (“Inception”).  The Company changed its name to Train Travel Holdings, Inc. on March 20, 2014. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 “Development-Stage Entities.”  Since Inception through December 31, 2014 the Company has generated revenue of $8,870 and has accumulated losses of $475,250. The Company initially provided consulting services to commercial growers of coffee in El Salvador but effective January 23, 2014 the Company has changed its business focus to seeking acquisitions of entertainment railroad properties.

Changes of Control

On January 23, 2014, Francisco Douglas Magana (“Magana”), the former president and controlling shareholder, entered into a Common Stock Purchase Agreement (the “Agreement”) with the Company and Train Travel Holdings Inc. Florida (“TTHI”) wherein Magana sold 3,000,000 shares of the Company’s common stock constituting 77.32% of the Company’s issued and outstanding shares of Common Stock to TTHI for an aggregate purchase price of $150,000. The principals of TTHI are Neil Swartz and Timothy Hart.

As part of the Agreement, Magana tendered his letter of resignation as the President, Secretary, Treasurer, Director and member of our Board effective as of the date of the Agreement.

On January 23, 2014, in Lieu of a Special Meeting, the Board of Directors of the Company, accepted the resignation of Magana and elected Neil Swartz to the positions of Director, President and CEO of the Company and Timothy Hart to the positions of Director, Secretary and CFO.

Competition

Until January 23, 2014, our competitors included El-Salvadorian companies providing consulting or management services in commercial cultivation and processing of coffee.

Following the Agreement, our business changed to seeking acquisitions of entertainment railroad properties. The majority of these properties are owned and operated by independent owner-operators. It is not our intention to build a new entertainment train property and therefore our competition will ultimately be other dining and leisure activities in the area of the entertainment train. Competition in seeking to acquire entertainment trains are other investor groups who may have more capital and experience. Competition for entertainment train management include managers of other entertainment train or others who may have relevant experience.

Our Facilities

From inception (September 7, 2012) though January 23, 2014, our office was located at Res. San Antonio Bk. 10, Pje. 7 N5 San Antonio Del Monte, Sonsonate, El Salvador SV-106090030. Our telephone number was +011-503-79511698. This was the office of Magana. The Company did not pay any rent to Magana.

As of January 23, 2014, after the closing of the Agreement with TTHI and the change of management, the Company elected to maintain its corporate headquarters at TTHI’s headquarters, located at 2929 E. Commercial Blvd, PH-D, Fort Lauderdale, Florida 33308. Our phone number is (954) 440-4678. There is no charge to us for the use of these office facilities.

General Development of Company’s Business

From Inception through December 31, 2013, the Company’s core business focus was to provide consulting services in commercial cultivation and processing of coffee in El Salvador with plans to expand to North America.

Following the closing of the Agreement in January 2014, our focus became the acquisition and operation of entertainment trains throughout the US and Canada. In January 2014 we entered into an agreement to operate the Columbia Star Dinner Train in Columbia, Missouri with an option to purchase the Columbia Star Dinner Train. This agreement was made in conjunction with Railmark Holdings Inc. based in Wixom, Michigan. On October 2, 2014, we entered into a share exchange agreement with Railmark Holdings and others where control of our Company was changed and B. Allen Brown became our controlling shareholder and chief executive officer. All of the October 2 agreements were unwound on October 31, 2014 and we no longer have any involvement with Columbia Star Dinner Train, Railmark Holdings or B. Allen Brown.

We are presently seeking opportunities to own and operate entertainment trains. We have identified several entertainment trains as potential candidates, but as of this date we have no letters of intent or contracts. Management is presently in preliminary discussions with the owners of one entertainment train.

The Business, its Management Team and Ownership

On January 23, 2014, new management, which included Neil Swartz as Director, President and CEO and Timothy Hart as Director, Secretary and CFO, and several key executive managers who have extensive experience in running entertainment railroads, became our management team.

From October 2 through October 31, 2014, our current management was replaced in conjunction with an agreements dated October 2, 2014 as described above. These agreements were unwound on October 31 and present management returned.

Products and Services

From Inception through January 23, 2014, the Company’s focus was as consultants to the coffee growers in El Salvador. Subsequent to that period, the Company’s focus is to acquire and operate entertainment trains in the US and Canada.

Marketing Our Product

From Inception through January 23, 2014, we planned to market our services in El Salvador. Initially, our services were to be promoted by our President, Magana. The marketing and advertising was to be targeted to commercial coffee growers in the country, farmers, coffee plantations and mills in El Salvador. We intended to develop and maintain a database of potential clients who may have wanted to use our services. With the change in focus of our Company, we have ceased our marketing of our coffee business.

Our present marketing plans are subject to our ability to identify potential acquisitions of entertainment trains and obtain the necessary funding for such acquisitions. We will also seek management or consulting agreements with entertainment train companies.

At such time that we acquire an entertainment train we will roll out a marketing plan suitable for that train.

Revenue Streams – Current and Future

From Inception through January 23, 2014, we generated our income through providing consulting services to a sole client in the coffee growing industry in El Salvador. Subsequent to January 23, 2014, while remaining a development stage company, we are now seeking to acquire, operate or manage entertainment trains.

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

We have assembled a strong management team with decades of successful railroad experience, specifically in the owning and operation of entertainment trains. Our goal is to consistently provide customers a destination package on a real moving train that creates a memorable dining and entertainment experience. We intend to build a reputation for creating an exquisite onboard dining and entertainment experience.

A rollup of such trains will be our prime objective. As part of this strategy, we would benefit from a centralized booking and management system with anticipated cost reductions. Additionally, we will expand the various acquisition websites and social media that will serve as the start of a branding campaign extending to rail enthusiasts worldwide. Furthermore, by using an integrated ticketing and reservation service that will interface with a sophisticated customer service database system to facilitate faster processing of requests, we will be able to personalize the customer experience based on a traveler’s previous preferences.

To date, however, we do not have any agreement or acquire or manage an entertainment train.

Risks and Challenges

Limited Operating History. The Company has been in the development stage from inception (September 7, 2012) through December 31, 2014, with its time spent initially in developing the coffee growing consulting business and presently in seeking to acquire and operate entertainment trains. We have has no operating history upon which an investor may rely. Potential investors should be aware of the difficulties the Company is likely to encounter in view of the fact that it has not yet commenced operations, including, but not limited to, competition and unanticipated costs and expenses. There can be no assurance that the Company will successfully implement its new business or other business plans.

We Need Additional Capital To Fund Our Planned Operations. The Company does not have cash reserves available to meet its basic operational requirements and will be dependent upon the sale of its common stock and, or, other financing to fund the acquisitions of any entertainment train companies as well as covering our basic overhead expenses. We expect to fund our general operations for the next 6 -12 months with the private sale of our common stock or from funding provided by our officers or affiliates. There is no assurance we can raise the capital we need or that a financing will be at terms satisfactory to us. We currently have no commitment for financing.

Availability of Entertainment Trains. There are only approximately 100 entertainment trains operating in the U.S. and Canada. As such, there are limited opportunities to find a train for sale, and if on sale, at reasonable terms.

Ability To Purchase and Maintain Equipment And Hire Needed Personnel May Negatively Impact Our Margins. Our new business plan will rely upon our ability to purchase and maintain entertainment trains along with hiring the required qualified personnel to run all aspects of the operations, and relies on the ability to obtain the funds to acquire the proper equipment and negotiate cost savings on these major purchases. If we are unable to obtain the necessary funding to purchase the entertainment trains and hire the employees we need, our financial condition and business prospects will suffer.

Web Site

The Company did not have a website from inception (September 7, 2012) through January 23, 2014. Subsequent to the Agreement, we maintain a website at http://www.traintravelholdings.com.

Employees

The Company is a development stage company and from inception (September 7, 2012) though December 31, 2014 had no (0) employees. Subsequent to the date of the Agreement, we have no (0) employees.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

From Inception through January 23, 2015, the Company did not have any leased or owned properties. Presently we maintain our offices at 2929 East Commercial Boulevard, Fort Lauderdale, Florida 33308, which is the office of our principal shareholder.

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

Not applicable to our Company.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is listed on the OTC market and trades under the symbol TTHX.

The following table sets forth the range of the high and low bid quotations of our Common Stock for the past two years in the over-the-counter market, as reported by the OTC Pink Sheets. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Calendar Quarter Ended:

	High	Low
2013
March 31	$0.00	$0.00
June 30	$5.00	$5.00
September 30	$5.00	$5.00
December 31	$5.00	$5.00

2014
March 31	$1.45	$1.45
June 30	$2.86	$2.70
September 30	$2.91	$2.91
December 31	$0.98	$0.98

As of December 31, 2014, the Company had 28 stockholders of record. Closing price of our stock on April 10, 2014 was $0.70 per share.

RECENT SALES OF UNREGISTERED SECURITIES

On October 2, 2012, the Company issued 15,000,000 shares of its common stock at $0.0002 per share for total proceeds of $3,000 to the officer and director of the Company.

In October and November 2012, the Company issued 3,600,000 shares of its common stock at $0.004 per share to 14 shareholders for total proceeds of $14,400.

In December 2012, the Company issued 800,000 shares of its common stock at $0.006 per share to 3 shareholders for total proceeds of $4,800.

In January 2014, the Company issued 600,000 shares of its Series A Preferred Stock, valued at $174,600, to Train Travel Holdings (Florida) in consideration for services rendered and to be rendered to the Company.

In June 2014, the Company issued 2,931,665 shares of its common stock at $0.006 per share to Train Travel Holdings (Florida) in settlement of $17,590 of related party debt.

In August 2014, the Company issued 1,060,000 shares of its common stock at $0.006 per share to Train Travel Holdings (Florida) in settlement of $6,360 of related party debt.

In each of these transactions the common stock was issued in a private transaction exempt from registration under the Securities Act of 1933, in reliance on an exemption provided by Section 4(a)(2). We did not pay any commission or finders’ fees and the funds were used for working capital.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

None.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

This annual report on Form 10-K and other reports filed by Train Travel Holdings, Inc. (“Company”, “we,” “us,” or “our”) from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in elsewhere in this report, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. The Company was incorporated under the laws of the State of Nevada on September 7, 2012.  Our registration statement has been filed with the Securities and Exchange Commission on January 30, 2013 and has been declared effective on July 5, 2013.

PLAN OF OPERATION

COFFEE OPERATIONS

Through the date of the Agreement (January 23, 2014), we were an El Salvador based corporation that provided consulting services in commercial cultivation and processing of coffee in El Salvador.

Our business operations were limited primarily to, the development of a business plan, the completion of private placements for the offer and sale of our common stock, discussing the offers of consulting services with potential customers, and the signing of the service agreement with Finca La Esmeralda, a private El-Salvadorian company. From inception through January 23, 2014, the Company realized $8,870.00 in consulting fees pursuant to the signed service agreement. We discontinued our coffee business on January 23, 2014.

ENTERTAINMENT TRAIN OPERATIONS

Commencing January 23, 2014, our business changed to the acquisition and operation of entertainment train companies. We also intend to manage and provide consulting services to entertainment train companies. We believe that there are several entertainment train companies that may be targeted for acquisition but as of this date we do not have any letters of intent or agreements. Any acquisition will be contingent on our ability to obtain the necessary funding for such acquisition, as well as the acquisition candidate having audited financial statements.

RESULTS OF OPERATION

We are a development stage company with limited operations since Inception on September 7, 2012 through December 31, 2014.  As of December 31, 2014, we had total assets of $0 and total liabilities of $254,500.We anticipate that we will continue to incur losses in the next 12 months while we seek to acquire entertainment trains or provide management and consulting services for entertainment trains. We expect we will require additional capital to meet our short term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended December 31, 2014 Compared to year ended December 31, 2013

Revenues

During the twelve month period ended December 31, 2014, we generated revenues of $0 as compared to $6,470 during the year ended December 31, 2013. During the year ended December 31, 2013 we provided consulting services to a single customer in the coffee industry. Effective January 23, 2014, we began evaluating potential candidates for acquisition in the entertainment dinner train industry but generated no revenues in relation to this new business plan in the twelve months ended December 31, 2014

Operating Expenses

During the twelve month period ended December 31, 2014, operating expenses of $453,024 compared to $29,885 incurred in operating expenses during the year ended December 31, 2013.

Legal and professional – related party

During the twelve months ended December 31, 2014, we incurred $212,113 in legal and professional fees with our parent company, Train Travel Holdings (Florida), who provided us with the following services in the year:

•

put in place an operating structure for the identification and evaluation of entertainment train assets. This structure included management and operation specialists in the entertainment train industry,

•

set up a centralized reservation system for uniform reservation for all current and future entertainment train assets. The completion and implementation of the reservation system is on hold until the Company has closed on its first entertainment dinner train,

•

set up a centralized marketing team,

•

negotiated an agreement for the purchase of the Columbia Star Dinner Train, located in Columbia although subsequently this agreement was terminated during the 4th Quarter 2014,

•

negotiated a letter of intent to purchase the Dinner Trains of New England and this has since been canceled, and

•

arranged discussions with Napa Valley Dinner Train (“NVDT”) as to a possible acquisition. We will move forward with the transaction, should we agree on the price of NVDT followed by successful completion of our due diligence.

We incurred no such expenses during the year ended December 31, 2013.

Write Off of Bad Debt

During the twelve months ended December 31, 2014 we advanced $179,494 to fund the operations of the Columbia Star Dinner Train as we negotiated to purchase the train. These negotiations subsequently proved to be abortive. We consider that it is highly unlikely that Columbia Star Dinner Train has or will have in the future, the funds to repay these advances and consequently have provided in full against the balance of the receivable.

General and administrative and legal and professional

During the twelve months ended December 31, 2014 we incurred $61,418 in general and administrative and legal and professional expenses compared to $29,885 during the twelve months ended December 31, 2013. The increase related to the development of our new business model and legal fees incurred in the abortive acquisition of Columbia Star Dinner Train.

Net Losses

Our net loss for the year ended December 31, 2014 was $453,024 compared to a net loss of $23,177 for the year ended December 31, 2013 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014

As of December 31, 2014 our current assets were $0 compared to $2,178 in current assets at December 31, 2013. As of December 31, 2014, our current liabilities were $254,500 compared to $2,204 in current liabilities at December 31, 2013. Current assets comprised other receivable and prepaid expenses at December 31, 2013. At December 31, 2014 current liabilities consisted of Advances and Accounts payable from related parties totaling $234,425, $2,194 advanced from the former director and accounts payable of $17,881.

As at December 31, 2014 the Company had no cash on hand as it does not maintain a bank account, has incurred losses since Inception of $475,250 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Stockholders’ deficit increased from ($26) as of December 31, 2013 to ($254,500) as of December 31, 2014.

Cash Flows from Operating Activities

For the twelve months ended December 31, 2014, net cash flows (used) in operating activities was $(17,408) compared to ($25,593) cash flow generated by operating activities for the twelve months ended December 31, 2013.

During the twelve months ended December 31, 2014, we incurred losses of $453,024, of which $354,094 related to non-cash expenses and our net operating liabilities increased by $81,522. By comparison, during the twelve months ended December 31, 2013 we incurred net losses of $23,177 and decreases in our operating assets of $2,416.

Cash Flows from Investing Activities

During the twelve months ended December 31, 2014, we advanced $179,494 to fund the operations of the Columbia Star Dinner Train as we negotiated to purchase the train.

There were no cash flows from investing activities for the twelve months ended December 31, 2013.

Cash Flows from Financing Activities

During the twelve month period ended December 31, 2014, net cash flows from financing activities totaled $196,902 which was provided to us by way of loan by our parent company, Train Travel Holdings (Florida). By comparison, during the year ended December 31, 2013, we received $1,930 from financing activities including $1,920 received by way of advances from the former director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through further loans form our parent company Train Travel Holdings (Florida) and further issuances of securities for the short term until acquisitions are identified and in place generating positive cash flow. Our working capital requirements are expected to increase in line with the growth of our business.

There is no working capital or anticipated cash flow, nor do we have lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to the management of entertainment trains and to the acquisition of existing entertainment train operations. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet short-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

GOING CONCERN

As a result of our net loss from operations, net cash used in operations, deficit accumulated as of December 31, 2014, our ability to continue as a going concern is in substantial doubt.  Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans from shareholders as necessary, (iv) acquiring existing entertainment trains to generate cash flow from operations.  Although management believes that it will be able to obtain the necessary funding and acquisitions to allow the Company to remain a going concern, and to pursue its’ acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In February 2014, the Company's board of directors engaged Cutler & Co, LLC. Certified Public Accountants, Arvada, Colorado (“Cutler”), as the Company's new independent registered public accounting firm and discharged Ronald R. Chadwick, P.C.

There have been no disagreements with Cutler & Co, LLC, or our previous independent registered public accounting firm, Ronald R Chadwick, P.C., with respect to accounting and financial disclosure.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. There were no other members of management at that time. Based on the foregoing evaluation, our management has concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Based on this assessment, management believes that as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of December 31, 2014.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name of Officer	Age	Office
Neil Swartz	52	President, CEO, Director
Timothy S. Hart	55	Secretary, CFO, Director

Set forth below is a brief description of the background and business experience of our officers and directors for the past five years.

Neil Swartz, CEO

Mr. Swartz was reappointed as president, chief executive officer and director on October 31, 2014 as part of the agreement to unwind the October 2, 2014 Share Exchange. Previously he was the president, chief executive officer and director of our company from January 23, 2014 to October 3, 2014. From 2009, Mr. Swartz has been president and CEO of TBG Holdings Corp (“TBG”) a financial consulting firm that works with public and private companies, bringing a sophisticated and efficient approach to structuring their capital, allowing them to take advantage of the existing foundation and continued development. Mr. Swartz’s business experience includes positions such as managing director of Sunbelt South East Florida, LLC, a business brokerage of mergers and acquisitions firm with 350 offices worldwide. Prior to TBG and Sunbelt, Swartz was chairman and CEO of a software company, which he took public on the Nasdaq Small Cap Market. Under his management, the company went from building one product to over thirty products with in-house manufacturing capabilities. Mr. Swartz is a CPA and received his BS degree in accounting from Northeastern University. He is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

Timothy S. Hart, CFO

Mr. Hart was appointed chief financial officer and director on October 31, 2014, and previously served as our chief financial officer and member of our board of directors from January 23, 2014 until October 3, 2014. Mr. Hart has over 30 years of accounting and finance experience. Since July 2013 Mr. Hart has been the CFO and a director of Monkey Rock Group, Inc. (OTC Markets: MKRO). Mr. Hart has held the position of CFO of TBG Holdings Corporation since March 2012 and a director since September 9, 2013. Hart has been providing accounting and consulting services from R3 Accounting LLC, a private accounting firm he formed in 2008. He consulted extensively with the RailAmerica, Inc., a NYSE-listed holding company for short line and regional railroads in the U.S., which was acquired by Fortress Investment Group in 2007, during its initial public offering and assisted the company with governmental compliance. Hart’s firm also provided consulting, strategic tax planning and compliance, and acquisition audits for Patriot Rail Corp., a Boca Raton, Florida based company, which is an operator of short line and regional railroad in the U.S. Mr. Hart served as chief financial officer of Alternative Americas Fuels, Inc. (OTCBB: AFAI) from August 2011 until February 2012. Mr. Hart holds B.A.s in Accountancy, Economics and Business Administration from Thomas More College and has been a certified public accountant since 1984. Mr. Hart devotes approximately 30% of his time to our business and operations.

Director Qualifications

Mr. Swartz’s executive business experience and merger and acquisition experience were factors considered by the Board in selecting Mr. Swartz to serve on the Board.

Mr. Hart’s prior public company and accounting experience were factors considered by the Board in selecting Mr. Hart to serve on the Board.

Committees of the board of directors; stockholder nominations; audit committee financial expert

We have not established any committees comprised of members of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing similar functions. The functions of those committees are being undertaken by our board of directors as a whole.

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

Code of Ethics and Conduct

We have adopted a Code of Ethics and Conduct which applies to our board of directors, our executive officers and our employees. The Code of Ethics and Conduct outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

•

conflicts of interest;

•

corporate opportunities;

•

public disclosure reporting;

•

confidentiality;

•

protection of company assets;

•

health and safety;

•

conflicts of interest; and

•

compliance with applicable laws

A copy of our Code of Ethics and Conduct is available without charge to any person desiring a copy by written request to us at our principal offices at 2929 East Commercial Blvd., PH-D, Fort Lauderdale, Florida 33308.

Director compensation

Our directors do not receive compensation for their services as directors.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12(g) or Section 12(b) of the Exchange Act and, accordingly, our officers, directors and 10% or greater stockholders are not subject to compliance with Rule 16(a) of the Exchange Act.

Item 11.  Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the year ended December 31, 2014 (our fiscal year end) and subsequent thereto to the date of this report.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Neil Swartz	2014	None	None	None	None	None	None	None	None
President, CEO

Timothy Hart	2014	None	None	None	None	None	None	None	None
CFO, Treasurer, Chief Accounting Officer, director and Secretary

Francisco Magana	2014	None	None	None	None	None	None	None	None
Former President, CEO CFO, Treasurer, Chief Accounting Officer, director and Secretary

Stock Option Plans

We have not “Grants of Plan-Base Awards”, Outstanding Equity Awards at Fiscal Year-End,) “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” or “Post Employment Payments” to report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the ownership of the Company’s 23,391,665 shares of common stock issued and outstanding as of December 31, 2014, with respect to: (i) all officers and directors; (ii) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock; and (iii) our directors and executive officers as a group.

Names of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Neil Swartz, Chief Executive Officer	Common	—	—%
Timothy Hart, Chief Financial Officer	Common	—	—%
Train Travel Holdings Inc. (Florida) (1)	Common	10,347,666	44.24%
Officer and Directors as a Group (2 persons)	Common	—	—%

Timothy Hart, Chief Financial Officer	Preferred	300,000	50%
Neil Swartz, Chief Executive Officer	Preferred	300,000	50%
Officers and Directors as a Group (2 persons)(4)	Preferred	600,000	100%

———————

(1)

Train Travel Holdings Inc. (Florida) is a subsidiary of TBG Holdings Corporation (Florida) whose officers and majority shareholders are Neil Swartz and Timothy Hart.

(2)

The principal shareholder(s) of Train Travel Holdings, Inc. (Florida) is (are) TBG Holdings Inc.

(3)

The share certificates are held directly by the shareholder.

(4)

On January 23, 2014, in conjunction with the Stock Purchase Agreement, the Company authorized the issuance of 600,000 preferred shares convertible into 29,100,000 common shares as compensation for services provided to the Company by its Chairman and Chief Financial Officer.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except for the issuance of the Series A preferred stock to Train Travel Holdings (Florida) described under “Recent Sales of Unregistered Securities”, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, except as indicated:

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

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Cutler & Co, our independent registered public accountants for 2014 and 2013 audit.

	Year Ended	Inception (September 7, 2012 to
	December 31, 2014	December 31, 2013

Audit and Audit Related Fees	$7,750	$6,500
Tax Fees	$—	$500
All Other Fees	$—	$—

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation.**
3.2	Amended and Restated Certificate of Incorporation.**
3.3	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock*
3.4	Bylaws.**
14.1	Code of Conduct and Ethics**
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

———————

*

Filed herewith.

**

Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Train Travel Holdings, Inc.

Dated: April 20, 2015	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Director

Dated: April 20, 2015	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, Director

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets – As of December 31, 2014 and 2013	F-2

Statements of Operations – For the Twelve Months ended December 31, 2014 and 2013 and the Period from Inception (September 7, 2012) to December 31, 2014	F-3

Statements of Cash Flows – For the Twelve Months ended December 31, 2014 and 2013 and the Period from Inception (September 7, 2012) to December 31, 2014	F-4

Statement of Stockholders’ Equity (Deficit) – For the Period from Inception (September 7, 2012) to December 31, 2014	F-5

Notes to Financial Statements	F6 – F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

Train Travel Holdings, Inc.

(formerly Vanell, Corp.)

Ft. Lauderdale, Florida

We have audited the accompanying balance sheets of Train Travel Holdings, Inc. (formerly Vanell, Corp.) (a development stage company) as of December 31, 2014 and 2013, and the related statement of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended and the period from September 7, 2012 (Inception) to December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Train Travel Holdings, Inc. (formerly Vanell, Corp.) (a development stage company)  as of December 31, 2014 and 2013 and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended and the period from September 7, 2012 (Inception) to December 31, 2014 , in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company had an accumulated deficit of $254,500 as at December 31, 2014 and had insufficient funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cutler & Co.,LLC
Wheat Ridge, formerly Arvada, Colorado
April 20, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033  ~ Phone 303-968-3281  ~  Fax 303-456-7488  ~  www.cutlercpas.com

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,
	2014	2013

ASSETS

Current Assets
Other receivable	$—	$178
Prepaid expenses	—	2,000
Total current assets	—	2,178

Total assets	$—	$2,178

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$17,881	$—
Accounts payable - related parties	37,513	—
Bank overdraft	—	10
Advances - related parties	196,912	—
Loan from former stockholder	2,194	2,194
Total current liabilities	254,500	2,204

Total liabilities	254,500	2,204

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 600,000 and 0 shares issued and outstanding, respectively	600	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 23,391,665 and 19,400,000 shares issued and outstanding, respectively	23,392	19,400
Additional paid-in-capital	196,758	2,800
Retained deficit during development stage	(475,250)	(22,226)
Total stockholders' deficit	(254,500)	(26)

Total liabilities and stockholders' deficit	$—	$2,178

The accompanying notes are an integral part of these audited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	TWELVE MONTHS ENDED DECEMBER 31,		FOR THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) to DECEMBER 31,
	2014	2013	2014

Revenues	$—	$6,470	$8,870

Operating expenses

General and administrative expenses	10,991	19,135	30,126
Legal and professional- related party	212,113	—	212,113
Legal and professional	50,426	10,750	62,387
Write off of bad debt	179,494	—	179,494
Total operating expenses	453,024	29,885	484,120

Net income (loss) from operations	(453,024)	(23,415)	(475,250)

Provision for corporate income taxes	—	(238)	—

Net income (loss)	$(453,024)	$(23,177)	$(475,250)

Loss per common share – Basic and Diluted	$(0.02)	$0.00 *
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	27,227,368	19,400,000

———————

*

Denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these audited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	TWELVE MONTHS ENDED DECEMBER 31,		FOR THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) to DECEMBER 31,
	2014	2013	2014
Operating Activities
Net income (loss)	$(453,024)	$(23,177)	$(475,250)
Adjustments to reconcile net loss to net cash generated (used in) operating activities:
Preferred stock issued for services	174,600	—	174,600
Write off of bad debt	179,494	—	179,494
Movement in operating assets and liabilities
Other receivables	178	(178)	—
Prepaid expenses	2,000	(2,000)	—
Accounts payable	17,881	—	17,881
Accounts payable – related party	37,513	—	37,513
Income taxes payable	—	(238)	—
Due to related parties - management services	23,950	—	23,950
Net cash provided by (used in) operating activities	(17,408)	(25,593)	(41,812)

Investing Activities
Loan to Columbia Star Dinner Train	(179,494)	—	(179,494)
Net cash provided by (used in) investing activities	(179,494)	—	(179,494)

Financing Activities
Bank overdraft	(10)	10	—
Due to related parties - other costs	196,912	—	196,912
Sale of common stock	—	—	22,200
Loan from stockholder	—	1,920	2,194
Net cash provided by financing activities	196,902	1,930	221,306

Net increase (decrease) in cash and equivalents	—	(23,663)	—

Cash and equivalents at beginning of the period	—	23,663	—

Cash and equivalents at end of the period	$—	$—	$—

Supplemental cash flow information:
Cash paid for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Non-Cash Financing Activities
Settlement of related party advances for 3,991,665 shares of common stock	$23,950	$—	$23,950

The Company did not maintain a bank account during the twelve months ended December 31, 2014 and all Company expenses were paid for on its behalf by a related party.

The accompanying notes are an integral part of these audited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

						Retained
	Preferred Stock		Common Stock			Earnings	Total
	$0.001 Par Value		$0.001 Par Value		Additional	(Deficit)	Stockholders'
	Shares	Amount	Shares	Amount*	Paid-in Capital	Accumulated	Equity(Deficit)

Balance at September 7, 2012 - Inception	—	$—	—	$—	$—	$—	$—

Issuance of Founders shares for cash ($0.0002/share to reflect 5 for 1 forward split)	—	—	15,000,000	15,000	(12,000)	—	3,000

Issuance of common stock for cash ($0.004/share to reflect 5 for 1 forward split)	—	—	3,600,000	3,600	10,800	—	14,400

Issuance of common stock for cash ($0.006/share to reflect 5 for 1 forward split)	—	—	800,000	800	4,000	—	4,800

Net income for the period September 7, 2012 through December 31, 2012	—	—	—	—	—	951	951

Balance at December 31, 2012	—	—	19,400,000	19,400	2,800	951	23,151

Net loss for the year	—	—	—	—	—	(23,177)	(23,177)

Balance at December 31, 2013	—	—	19,400,000	19,400	2,800	(22,226)	(26)

Issuance of preferred stock for services ($0.006 per share)	600,000	600	—	—	174,000	—	174,600

Issuance of shares of common stock in settlement of non-interest bearing advances-related party ($0.006 per share)	—	—	3,991,665	3,992	19,958	—	23,950

Net loss for the year	—	—	—	—	—	(453,024)	(453,024)

Balance at December 31, 2014	600,000	$600	23,391,665	$23,392	$196,758	$(475,250)	$(254,500)

———————

* as retroactively adjusted for the 5:1 forward split completed April 4, 2014.

The accompanying notes are an integral part of these audited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014 AND 2013

AND THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) TO DECEMBER 31, 2014

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

TRAIN TRAVEL HOLDINGS, INC. (FORMERLY VANELL, CORP.) (“the Company”) was incorporated under the laws of the State of Nevada on September 7, 2012 (“Inception”). The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” Since Inception through December 31, 2014 the Company has generated revenue of $8,870 and has accumulated losses of $475,250. The Company originally provided consulting services to commercial growers of coffee in El Salvador. On January 23, 2014 the Company has changed its business focus to seeking acquisitions of entertainment railroad properties.

Change of Control

On January 23, 2014, Mr. Francisco Douglas Magana (“Magana”), our then president and controlling shareholder, entered into a Common Stock Purchase Agreement (the “Agreement”) with the Company and Train Travel Holdings Inc. (“Travel Train Holdings Florida”) wherein Magana sold 15,000,000 shares of the Company’s common stock constituting 77.32% of the Company’s issued and outstanding shares of common stock to Travel Train Holdings Florida for an aggregate purchase price of $150,000. The principals of Travel Train Holdings Florida are Neil Swartz and Timothy Hart.

As part of the Agreement, Magana tendered his letter of resignation as the President, Secretary, Treasurer, Director and member of the Company Board effective as of the date of the Agreement.

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

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014 AND 2013

AND THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) TO DECEMBER 31, 2014

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. At December 31, 2014 the Company did not maintain any bank accounts.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of other receivables, prepayments, accounts payable, accounts payable related parties, bank overdraft, advances related parties and an amount due to its former sole officer, director and major stockholder. The carrying amount of these financial instruments approximates fair value due to their short term maturities.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 as at December 31, 2014 and 2013 and the period from inception (September 9, 2012) to December 31, 2014.

Stock-Based Compensation

As of December 31, 2014 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014 AND 2013

AND THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) TO DECEMBER 31, 2014

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Basic Income (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing the net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period including stock warrants using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants) and convertible debt or convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  During the year ended December 31, 2014, the Company issued 600,000 shares of preferred stock convertible into 29,100,000 shares of common stock. These potentially dilutive shares have been excluded from the calculation of loss per share as the inclusion of such shares would be anti-dilutive as the Company had losses for the twelve months ended December 31, 2014. No potentially dilutive debt or equity instruments were issued or outstanding during the twelve months ended December 31, 2013.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at December 31, 2014 the Company had no cash on hand, has incurred losses since Inception of $475,250 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014 AND 2013

AND THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) TO DECEMBER 31, 2014

NOTE 3 – DUE TO RELATED PARTIES

As of  December 31, 2014, accounts payable - related parties and advances – related parties consist of non-interest bearing advances totaled $234,425 due to our parent company, Travel Train Holdings Florida, of which $37,513 related to accounting services provided to the Company  and $196,912 to related party advances of which $17,418 was for funding our ongoing operating expenses and $179,494 was advanced to Columbia Star Dinner for fund their operations during the period the Company was negotiating to purchase the entertainment train.

On September 7, 2012, the Director loaned $274 to the Company to pay for incorporation expenses from Inception to January 23, 2014, the former director loaned an additional $1,920 to fund the Company’s operating expenses. This loan balance is still outstanding as of December 31, 2014. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 4 – PREFERRED STOCK

The Company has 1,000,000 preferred shares authorized with a par value of $ 0.001 per share.

On January 23, 2014, in conjunction with the Stock Purchase Agreement, the Company authorized the issuance of 600,000 preferred shares convertible into 29,100,000 common shares as compensation for services to be provided to the Company by its Chairman and Chief Financial Officer. The fair market value of the preferred shares at the date of their issuance was determined by management to be $174,600. The fair market value the shares of preferred stock at their date of issuance was determined using the price of the most recent sale of the Company’s shares of common stock for cash. The Company did not use the quoted market price of its common shares as there has been no active trading market in the Company’s common shares.

NOTE 5 – COMMON STOCK

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

As of December 31, 2012 and 2013, 19,400,000 shares of common stock were issued and outstanding.

On April 4, 2014 the Company effectuated a forward 5 for 1 forward split of its common stock. All common stock references and per share amounts in these financial statements have been restated to reflect this 5 for 1 forward split.

On June 1, 2014, the Company issued 2,931,665 shares of its common stock to settle $17,590 of its March 31, 2014 non-interest bearing advance balance with Train Travel Holdings Florida. The fair market value the shares of common stock at their date of issuance was determined using the price of the most recent sale of the Company’s shares of common stock for cash. The Company did not use the quoted market price of its common shares as there has been no active trading market in the Company’s common shares and consequently the quoted price in a highly illiquid market is not indicative of the true fair value of these shares.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014 AND 2013

AND THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) TO DECEMBER 31, 2014

NOTE 5 – COMMON STOCK CONTINUED

On August 15, 2014, the Company issued 1,060,000 shares of its common stock to settle $6,360 of its non-interest bearing advance balance of with Train Travel Holdings Florida. The fair market value the shares of preferred stock at their date of issuance was determined using the price of the most recent sale of the Company’s shares of common stock for cash. The Company did not use the quoted market price of its common shares as there has been no active trading market in the Company’s common shares and consequently the quoted price in a highly illiquid market is not indicative of the true fair value of these shares.

As at December 31, 2014, 23,391,665 shares of our common stock were issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

On October 2, 2012, the Company sold 15,000,000 shares of common stock at a price of $0.0002 per share to its director.

On September 7, 2012, the Director loaned $274 to the Company to pay for incorporation expenses from Inception to January 23, 2014, the former director loaned an additional $1,920 to fund the Company’s operating expenses. This loan balance is still outstanding as of December 31, 2014. This loan is non-interest bearing, due upon demand and unsecured.

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

On January 23, 2014, in conjunction with the Stock Purchase Agreement, the Company authorized the issuance of 600,000 preferred shares convertible into 29,100,000 common shares as compensation for services to be provided to the Company by its Chairman and Chief Financial Officer. The fair market value of the preferred shares at the date of their issuance was determined by management to be $174,600. The fair market value the shares of preferred stock at their date of issuance was determined using the price of the most recent sale of the Company’s shares of common stock for cash. The Company did not use the quoted market price of its common shares as there has been no active trading market in the Company’s common shares and consequently the quoted price in a highly illiquid market is not indicative of the true fair value of these shares.

On June 1, 2014, the Company issued 2,931,665 shares of its common stock to settle $17,590 of its March 31, 2014 non-interest bearing advance balance with Train Travel Holdings Florida. The fair market value the shares of preferred stock at their date of issuance was determined using the price of the most recent sale of the Company’s shares of common stock for cash. The Company did not use the quoted market price of its common shares as there has been no active trading market in the Company’s common shares and consequently the quoted price in a highly illiquid market is not indicative of the true fair value of these shares.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014 AND 2013

AND THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) TO DECEMBER 31, 2014

NOTE 6 – RELATED PARTY TRANSACTIONS CONTINUED

On August 15, 2014, the Company issued 1,060,000 shares of its common stock to settle $6,360 of its June 30, 2014 non-interest bearing advance balance of with Train Travel Holdings Florida. The fair market value the shares of preferred stock at their date of issuance was determined using the price of the most recent sale of the Company’s shares of common stock for cash. The Company did not use the quoted market price of its common shares as there has been no active trading market in the Company’s common shares and consequently the quoted price in a highly illiquid market is not indicative of the true fair value of these shares.

As of  December 31, 2014, accounts payable - related parties and advances – related parties consist of non-interest bearing advances totaling $234,425 due to Train Travel Holdings Florida, of which $37,513 related to accounting services provided to the Company and $196,912 to related party advances of which $17,418 was for funding ongoing operating expenses and $179,494 was advanced to Columbia Star Dinner for fund their operations during the period the Company was negotiating to purchase the Entertainment Train.

During the twelve months ended December 31, 2014, Travel Train Holdings Florida provided the Company with the following services:

•

put in place an operating structure for the identification and evaluation of Entertainment Train assets. This structure included management and operation specialists in the Entertainment Train industry,

•

set up a centralized reservation system for uniform reservation for all current and future Entertainment Train assets. The completion and implementation of the reservation system is on hold until the Company has closed on its first Entertainment Dinner Train,

•

set up a centralized marketing team,

•

negotiated an agreement for the purchase of the Columbia Star Dinner Train, located in Columbia although subsequently this agreement was terminated during the 4th Quarter 2014,

•

negotiated a letter of intent to purchase the Dinner Trains of New England and this has since been canceled, and

•

arranged discussions with Napa Valley Dinner Train (“NVDT”) as to a possible acquisition. We will move forward with the transaction, should we agree on the price of NVDT followed by successful completion of our due diligence.

We compensated Travel Train Holdings Florida for these consulting services through the issuance of 600,000 shares of our preferred stock, valued at $174,600, to the principals of Travel Train Holdings Florida.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014 AND 2013

AND THE PERIOD FROM INCEPTION (SEPTEMBER 7, 2012) TO DECEMBER 31, 2014

NOTE 7 – INCOME TAXES

As of December 31, 2014 the Company had a net operating loss carry-forward of approximately $475,250 that can be used to offset future taxable income and begins to expire in 2034. Should a change in ownership occur net operating loss carry forwards can be limited as to use in future years.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Contractual

As of December 31, 2014, the Company had not entered into and was not subject to any contractual commitments.

Legal

The Company was not subject to any legal proceedings during the twelve months ended December 31, 2014 or 2013 and, to the best of our knowledge, no legal proceedings are threatened or pending.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2014 to the date the financial statements were issued and has determined that, it does not have any material subsequent events to disclose in these financial statements.