Form 10-Q
period 2015-03-31
Train Travel Holdings, Inc.
filed 2015-05-15
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 13, 2015 the issuer had 23,391,665 shares of its common stock issued and outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Train Travel”, the “Company,” “we”, “us”, “our” and similar terms refer to Train Travel Holdings, Inc., a Nevada corporation.

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

CONDENSED BALANCE SHEETS

	March	December 31,
	2015	2014
	(unaudited)	(audited)

ASSETS

Current Assets	$—	$—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$20,894	$17,881
Accounts payable - related parties	40,719	37,513
Advances - related parties	207,912	196,912
Loan from former stockholder	2,194	2,194
Total current liabilities	271,719	254,500

Total liabilities	271,719	254,500

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 600,000 and 600,000 shares issued and outstanding, respectively	600	600
Common stock, $0.001 par value, 75,000,000 shares authorized; 23,391,665 shares issued and outstanding, respectively	23,392	23,392
Additional paid-in-capital	196,758	196,758
Retained deficit	(492,469)	(475,250)
Total stockholders’ deficit	(271,719)	(254,500)

Total liabilities and stockholders’ deficit	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2015	2014

Revenues	$—	$—

Operating expenses

General and administrative expenses	3,206	3,589
Legal and professional- related party	14,013	566,000
Legal and professional	—	7,203

Total operating expenses	17,219	576,792

Net income (loss) from operations	(17,219)	(576,792)

Provision for corporate income taxes	—	—

Net income (loss)	$(17,219)	$(576,792)

Loss per common share – Basic and Diluted	$(0.00)*	$(0.03)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	23,391,665	19,400,000

* Denotes a loss of less than $0.01 per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

							Total
	Preferred Stock		Common Stock		Additional		Stockholders'
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount*	Capital	Deficit	(Deficit)

Balance at December 31, 2013 — audited	—	—	19,400,000	$19,400	$2,800	$(22,226)	$(26)

Issuance of preferred stock for services ($0.006 per share)	600,000	600	—	—	174,000	—	174,600

Issuance of shares of common stock in settlement of non—interest bearing advances—related party ($0.006 per share)	—	—	3,991,665	3,992	19,958	—	23,950

Net loss for the year	—	—	—	—	—	(453,024)	(453,024)

Balance at December 31, 2014 — audited	600,000	$600	23,391,665	$23,392	$196,758	$(475,250)	$(254,500)

Net loss for the three months ended March 31, 2015	—	—	—	—	—	(17,219)	(17,219)

Balance at March 31, 2015 — unaudited	600,000	$600	23,391,665	$23,392	$196,758	$(492,469)	$(271,719)

* as retroactively adjusted for the 5:1 forward split completed April 4, 2014.

The accompanying notes are an integral part of these condensed unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Operating Activities
Net income (loss)	$(17,219)	$(576,792)
Adjustments to reconcile net loss to net cash generated (used in) operating activities:
Preferred stock issued for services	—	291,000
Movement in operating assets and liabilities
Other receivables	—	(29,501)
Prepaid expenses	—	2,000
Accounts payable	3,013	1,000
Accounts payable — related party	3,206	312,303
Net cash provided by (used in) operating activities	(11,000)	10

Investing Activities	—	—
Net cash provided by (used in) investing activities	—	—

Financing Activities
Bank overdraft	—	(10)
Advances from related party	11,000	—
Net cash provided by financing activities	11,000	(10)

Net increase (decrease) in cash and equivalents	—	—

Cash and equivalents at beginning of the period	—	—

Cash and equivalents at end of the period	$—	$—

Supplemental cash flow information:
Cash paid for:
Interest	$—	$—
Taxes	$—	$—

The Company did not maintain a bank account during the three months ended March 31, 2015 and all Company expenses were paid for on its behalf by a related party.

The accompanying notes are an integral part of these condensed unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

TRAIN TRAVEL HOLDINGS, INC. (FORMERLY VANELL, CORP.) (“the Company”) was incorporated under the laws of the State of Nevada on September 7, 2012 (“Inception”).

From inception in 2012 through December 2013 our business operations were limited primarily to the development of a business plan to provide consulting services to commercial growers of coffee in El Salvador, the completion of private placements for the offer and sale of our common stock, discussing the offers of consulting services with potential customers, and the signing of the service agreement with Finca La Esmeralda, a private El-Salvadorian company. From inception through December 31, 2013, the Company realized $8,870 in consulting fees pursuant to the signed service agreement. We discontinued our coffee business on January 23, 2014.

Commencing January 23, 2014, our business plan changed to the acquisition and operation of entertainment train companies, as well as managing and providing consulting services to entertainment train companies. Since January 2014 our management has spent considerable time and effort on our developing our business plan, including identifying specific entertainment railroads acquisition targets, engaging in discussions with these potential targets to ascertain the potential level of interest, negotiating general terms with targets, and undertaking early stage due diligence of potential targets. As a result, we entered into non-binding letters of intent with three identified acquisition candidates and subsequently performed initial stage due diligence. Unfortunately, to this point all of our efforts have not succeeded. In one case, the railroad was in such disrepair we determined the acquisition to not be feasible at the price being sought by the target. In another case, we determined the price was too high based on our due diligence and could not reach an agreement with the potential seller. In the final case, management of the target was not able fulfill its role under an agreed upon plan to move forward with a purchase contract.

In light of the forgoing, our management has looked to potential new lines of business in addition to pursuing our current line of business. We have identified a real estate venture that potentially could be a good acquisition target, and have entered into a non-binding letter of intent to begin initial stage due diligence. There are no assurances that results of the due diligence will prove satisfactory to us. Any acquisition will be subject to the negotiation and execution of a definitive agreement and certain customary closing conditions, including the delivery of audited financial statements of the target. Accordingly, undue reliance should not be placed upon the execution of a non-binding letter of intent.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our inception (September 7, 2012) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. Consequently these additional disclosures are no longer included in these financial statements.

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of March 31, 2015 and December 31, 2014 the Company did not maintain any bank accounts.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts payable, accounts payable related parties, advances related parties and an amount due to its former sole officer, director and major stockholder. The carrying amount of these financial instruments approximates fair value due to their short term maturities.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three month periods ended March 31, 2015 and 2014.

Stock-Based Compensation

As of March 31, 2015 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing the net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period including stock warrants using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants) and convertible debt or convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  During the three months ended March 31, 2014, the Company issued 600,000 shares of preferred stock convertible into 29,100,000 shares of common stock. These potentially dilutive shares have been excluded from the calculation of loss per share as the inclusion of such shares would be anti-dilutive as the Company had losses during the three month periods ended March 31, 2015 and 2014.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Recent accounting pronouncements

The Company does not believe that any recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at March 31, 2015 the Company had no cash on hand, has incurred losses since Inception of $492,469 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 3 – DUE TO RELATED PARTIES

As of  March 31, 2015, accounts payable - related parties and advances – related parties consist of non-interest bearing advances totaled $248,631 due to our parent company, Travel Train Holdings Florida, of which $40,719 related to accounting services provided to the Company and as of December 31, 2014, $196,912 to related party advances of which $28,418 was for funding our ongoing operating expenses and $179,494 was advanced to Columbia Star Dinner for fund their operations during the period the Company was negotiating to purchase the entertainment train.

On September 7, 2012, the Director loaned $274 to the Company to pay for incorporation expenses from Inception to January 23, 2014, the former director loaned an additional $1,920 to fund the Company’s operating expenses. This loan balance is still outstanding as of March 31, 2015 and December 31, 2014. This loan is non-interest bearing, due upon demand and unsecured.

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

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

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

As at March 31, 2015 and December 31, 2014, 23,391,665 shares of our common stock were issued and outstanding.

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

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

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

As of March 31, 2015, accounts payable - related parties and advances – related parties consist of non-interest bearing advances totaling $248,631 due to Train Travel Holdings Florida, of which $40,719 related to accounting services provided to the Company and $207,912 to related party advances of which $28,418 was for funding ongoing operating expenses and $179,494 was advanced to Columbia Star Dinner for fund their operations during the period the Company was negotiating to purchase the Entertainment Train.

NOTE 7 – INCOME TAXES

As of March 31, 2015 the Company had a net operating loss carry-forward of approximately $492,469 that can be used to offset future taxable income and begins to expire in 2034. Should a change in ownership occur net operating loss carry forwards can be limited as to use in future years.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Contractual

As of March 31, 2015, the Company had not entered into and was not subject to any contractual commitments.

Legal

The Company was not subject to any legal proceedings during three month periods ended March 31, 2015 or 2014 and, to the best of our knowledge, no legal proceedings are threatened or pending.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2015 to the date the financial statements were issued and has determined that, it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report on Form 10-Q and other reports filed by Train Travel from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in elsewhere in this report, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

OVERVIEW

From inception in 2012 through December 2013 our business operations were limited primarily to the development of a business plan to provide consulting services to commercial growers of coffee in El Salvador, the completion of private placements for the offer and sale of our common stock, discussing the offers of consulting services with potential customers, and the signing of the service agreement with Finca La Esmeralda, a private El-Salvadorian company. From inception through December 31, 2013, the Company realized $8,870 in consulting fees pursuant to the signed service agreement. We discontinued our coffee business on January 23, 2014.

Commencing January 23, 2014, our business plan changed to the acquisition and operation of entertainment train companies, as well as managing and providing consulting services to entertainment train companies. Since January 2014 our management has spent considerable time and effort on our developing our business plan, including identifying specific entertainment railroads acquisition targets, engaging in discussions with these potential targets to ascertain the potential level of interest, negotiating general terms with targets, and undertaking early stage due diligence of potential targets.  As a result, we entered into non-binding letters of intent with three identified acquisition candidates and subsequently performed initial stage due diligence. Unfortunately, to this point all of our efforts have not succeeded. In one case, the railroad was in such disrepair we determined the acquisition to not be feasible at the price being sought by the target. In another case, we determined the price was too high based on our due diligence and could not reach an agreement with the potential seller. In the final case, management of the target was not able fulfill its role under an agreed upon plan to move forward with a purchase contract.

In light of the forgoing, our management has looked to potential new lines of business in addition to pursuing our current line of business. We have identified a real estate venture that potentially could be a good acquisition target, and have entered into a non-binding letter of intent to begin initial stage due diligence.  There are no assurances that results of the due diligence will prove satisfactory to us.  Any acquisition will be subject to the negotiation and execution of a definitive agreement and certain customary closing conditions, including the delivery of audited financial statements of the target.  Accordingly, undue reliance should not be placed upon the execution of a non-binding letter of intent.

RESULTS OF OPERATION

Three Months Ended March 31, 2015 Compared to the Three Month Period Ended March 31, 2014

Revenue

During the three month period ended March 31, 2015 and 2014, we generated revenues of $0, respectively.

During the three month period ended March 31, 2015, we incurred operating expenses of $17,219 compared to $576,792 incurred for the three months ended March 31, 2014.

Operating expenses

During the three month period ended March 31, 2015, we incurred general and administrative expenses of $3,206 compared to $3,589 incurred for the three months ended March 31, 2014.

During the three month period ended March 31, 2015, we incurred professional fees related party of $14,013 compared to $573,203 incurred for the three months ended March 31, 2015.

General and administrative and professional fee related party expenses incurred during the two periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs associated with the acquisition and operation of entertainment trains, and marketing expenses.

Throughout 2014 the Company a) put in place an operating structure for the identification and evaluation of entertainment train assets. This structure included management and operation specialists in the entertainment train industry, 2) continued developing a centralized reservation system for uniform reservation for all current and future Entertainment Train assets and 3) continued to set up a centralized marketing team.

Legal and professional – related party

During the three months ended March 31, 2014, we incurred $566,000 in legal and professional fees with our parent company, Train Travel Holdings (Florida), who provided us with the following services in the year:

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

Subsequent to March 31, 2014, but prior to December 31, 2014, we received a credit from our parent company, Train Travel Holdings (Florida), for substantially all professional fees related party charged to us during the three months ended March 31, 2014.

We incurred no such expenses during the three months ended March 31, 2015.

Net Losses

Our net loss for the three month period ended March 31, 2015 was $17,219 compared to a net loss of $576,792 for the three months ended March 31, 2015 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015

As of March 31, 2015 our current assets were $0 compared to $0 in current assets at December 31, 2014. As of March 31, 2015, our current liabilities were $271,719 compared to $254,500 in current liabilities at December 31, 2014. At March 31, 2015 current liabilities consisted of advances and accounts payable from related parties totaling $248,631, $2,194 advanced from the former director and accounts payable of $20,894. As of March 31, 2014, current liabilities consisted of advances and accounts payable from related parties totaling $234,425, $2,194 advanced from a former director and accounts payable of $17,881.

As at March 31, 2015 the Company had no cash on hand as it does not maintain a bank account, has incurred losses since Inception of $492,469 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Stockholders’ deficit increased from ($254,500) as of December 31, 2014 to ($271,719) as of March 31, 2015.

Cash Flows from Operating Activities

For the three months ended March 31, 2015, net cash flows (used) in operating activities was $(11,000) compared to $10 cash flow generated from operating activities for the three months ended March 31, 2014.

During the three months ended March 31, 2015, we incurred losses of $17,219 which was partially offset by cash flow purposes by an increase of $3,013 in accounts payable and $3,206 in accounts payable related party.

By comparison, during the three months ended March 31, 2015 we incurred losses of $576,792 which was increased for cash flow purposes by an increase on other receivable of $29,591 and then fully offset for cash flow purposes by $291,000 of non-cash expenses relating to the issuance of preferred comparison, an increase $312,303 in accounts payable related party, $1,000 in accounts payable and a decrease in prepaid expenses of $2,000.

Cash Flows from Investing Activities

We neither generated nor used any in funds in investing activities during the three months ended March 31, 2015 or 2014.

Cash Flows from Financing Activities

During the three months ended March 31, 2015, we received $11,000 by way of advance from our parent company while by comparison during the three months ended March 31, 2014 we repaid a bank overdraft of $10.

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

GOING CONCERN

As a result of our net loss from operations, net cash used in operations, deficit accumulated as of March 31, 2015, our ability to continue as a going concern is in substantial doubt.  Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans from shareholders as necessary, (iv) acquiring existing businesses to generate cash flow from operations.  Although management believes that it will be able to obtain the necessary funding and acquisitions to allow the Company to remain a going concern, and to pursue its acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or results of its operations as reported in its financial statements

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of expenses during the reported periods. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our condensed financial statements appearing elsewhere in this report.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

None.

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

Train Travel Holdings, Inc.

Dated: May 15, 2015	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: May 15, 2015	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, principal executive officer