Form 10-Q
period 2015-06-30
Train Travel Holdings, Inc.
filed 2015-08-14
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2015

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

As of July 31, 2015 the issuer had 38,291,665 shares of its common stock issued and outstanding.

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

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TRAIN TRAVEL HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$20,676	$17,881
Accounts payable - related parties	53,987	37,513
Due to related parties	230,460	196,912
Loan from former stockholder	2,194	2,194
Total Current Liabilities	307,317	254,500

Total Liabilities	307,317	254,500

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 1,000,000 shares authorized;
600,000 shares issued and outstanding	600	600
Common stock, $0.001 par value, 75,000,000 shares authorized;
23,391,665 shares issued and outstanding, respectively	23,392	23,392
Additional paid-in-capital	196,758	196,758
Accumulated deficit	(528,067)	(475,250)
Total Stockholders’ Deficit	(307,317)	(254,500)

Total Liabilities and Stockholders’ Deficit	$—	$—

See accompanying notes to these condensed unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net Sales	$—	$—	$—	$—

Operating Expenses
General and administrative expenses	5,573	3,891	8,779	7,480
Legal and professional- related party	16,758	247,337	29,671	813,337
Legal and professional	13,267	13,899	14,367	21,102
Total Operating Expenses	35,598	265,127	52,817	841,919

Loss From Operations	(35,598)	(265,127)	(52,817)	(841,919)

Provision for income taxes	—	—	—	—

Net Income (Loss)	$(35,598)	$(265,127)	$(52,817)	$(841,919)

Net Loss Per Common Share – basic and diluted	$(0.00)*	$(0.01)	$(0.00)*	$(0.04)

Weighted Average Number of Common Shares Outstanding-Basic and Diluted	23,391,665	20,334,267	23,391,665	19,869,714

* Denotes a loss of less than $(0.01) per share.

See accompanying notes to these condensed unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2015 and Year Ended December 31, 2014

	Preferred Stock		Common Stock			Retained Earnings	Total
	$0.001 Par Value		$0.001 Par Value		Additional	(Deficit)	Stockholders'
	Shares	Amount	Shares*	Amount*	Paid-in Capital*	Accumulated	Equity(Deficit)

Balance at January 1, 2014	—	$—	19,400,000	$19,400	$2,800	$(22,226)	$(26)

Issuance of preferred stock for services ($0.006 per share)	600,000	600	—	—	174,000	—	174,600

Issuance of shares of common stock in settlement of non-interest bearing advances-related party ($0.006 per share)	—	—	3,991,665	3,992	19,958	—	23,950

Net loss for the year	—	—	—	—	—	(453,024)	(453,024)

Balance at December 31, 2014 (Audited)	600,000	600	23,391,665	23,392	196,758	(475,250)	(254,500)

Net loss for the six months ended June 30, 2015	—	—	—	—	—	(52,817)	(52,817)

Balance at June 30, 2015 (Unaudited)	600,000	$600	23,391,665	$23,392	$196,758	$(528,067)	$(307,317)

* as retroactively adjusted for the 5:1 forward split completed April 4, 2014.

See accompanying notes to these condensed unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

(FORMERLY VANELL CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,817)	$(841,919)
Adjustments to reconcile net loss to net cash generated (used in ) operating activities:
Preferred stock issued for services	—	291,000
Changes in operating assets and liabilities:
Other receivables	—	(114,456)
Prepaid expenses	—	2,000
Accounts payable	2,795	11,790
Accounts payable - related party	16,474	—
Due to related parties - management expenses	33,548	500,000
Net cash used in operating activities	—	(151,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	—	(10)
Due to related parties - other costs	—	151,595
Net cash provided by financing activities	—	151,585

Net increase (decrease) in cash	—	—

Cash - beginning of year	—	—

Cash - end of the period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Taxes	$—	$—

NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
Settlement of related party advances for 2,931,665 shares of common stock	$—	$29,317

During the six months ended June 30, 2015, the Company did not maintain a bank account. All payments were made on behalf of the Company by the Company's parent company, Train Travel Holdings, Inc. (Florida)

See accompanying notes to these condensed unaudited financial statements.

TRAIN TRAVEL HOLDINGS, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

TRAIN TRAVEL HOLDINGS, INC. (“the Company” or “TTHX”) was incorporated under the laws of the State of Nevada on September 7, 2012 (“Inception”).

From Inception in 2012 through December 2013, our business operations were limited primarily to the development of a business plan to provide consulting services to commercial growers of coffee in El Salvador, the completion of private placements for the offer and sale of our common stock, discussing the offers of consulting services with potential customers, and the signing of the service agreement with Finca La Esmeralda, a private El-Salvadorian company. We discontinued our coffee business on January 23, 2014.

Commencing January 23, 2014, our business plan changed to the acquisition and operation of entertainment train companies, as well as managing and providing consulting services to entertainment train companies. Since January 2014 our management has spent all of its time and effort on developing our business plan, including identifying specific entertainment railroad acquisition targets, engaging in discussions with these potential targets to ascertain the potential level of interest, negotiating general terms with targets, and undertaking early stage due diligence of potential targets. As a result, we entered into non-binding letters of intent with two acquisition candidates and subsequently performed initial stage due diligence. In one case, the railroad was in such disrepair we determined the acquisition to not be feasible at the price being sought by the target. In another case, we determined the price was too high based on our due diligence and could not reach an agreement with the potential seller. We also entered into a series of agreements to operate a dinner train in Missouri which were subsequently unwound. In light of the forgoing, our management has looked to potential new lines of business in addition to pursuing our current line of business.

On July 6, 2015, TTHX completed an agreement (“the Agreement”) with Turnkey Home Buyers USA, Inc., a Florida corporation (“Turnkey”), TBG Holdings Corporation (‘TBG’), each of the Turnkey shareholders and Train Travel Holdings, Inc., a Florida corporation. TTHX, Turnkey, TBG and Train Travel Holdings, Inc., a Florida corporation, are all under the common control of Neil Swartz and Tim Hart.

Pursuant to the terms of the Agreement, Turnkey shareholders transferred to TTHX all of the issued and outstanding shares of capital stock of Turnkey’s shareholders. In exchange for the acquisition of 100% of Turnkey issued and outstanding shares, TTHX issued 14,900,000 shares of its common stock to Turnkey shareholders. Prior to closing, TBG, a principal shareholder of TTHX and Turnkey, tendered to Turnkey for cancellation 15,000,000 shares of Turnkey common stock.

The TTHX shares issued to the Turnkey shareholders were not registered and were issued in a transaction which was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933. Each of the Turnkey shareholders were accredited investors and no underwriters or placement agents were involved.

 As a result of the Agreement, the Turnkey shareholders will own 39% of TTHX common stock.

Effective July 6, 2015, the Board of Directors of TTHX appointed Robert Blair, a principal of Turnkey and formerly a TBG shareholder, as a director of TTHX.

Founded in September 2014, Turnkey offers clients a full suite of services for residential and commercial real estate transactions. As part of the acquisition, the Company will acquire Turnkey’s subsidiary, a real estate brokerage firm, to handle the sales transactions. Turnkey generates revenue in three primary ways: coaching and mentoring real estate investors to improve their returns, leasing and sales of quality turnkey rental properties, and brokerage of residential and commercial transactions.

TRAIN TRAVEL HOLDINGS, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

In September 2014, Turnkey acquired the intellectual properties of Robert Blair Real Estate, which included videos, instructional books, and an established real estate investor education program. In the first two quarters of 2015, Turnkey has acquired a real estate rental portfolio with over 20% equity and generating a double-digit cash-on-cash annual return on investment. Prior to September 2014, Turnkey’s current management team has been mentoring real estate investors for over 20 years, generating millions of dollars in educational revenue, while providing quality wholesale properties for sale or rent.

Turnkey and its existing subsidiary, will be run as subsidiary companies of TTHX and are planning to execute aggressive marketing campaigns and live seminars that will drive traffic to both the education and coaching programs, as well as the wholesale turnkey properties that Turnkey offers to its clients.

The Company now has two operating divisions:  (1) the new Turnkey Home Buyers real estate operations and (2) the Train Travel railroad operations, which is actively pursuing acquisitions or management agreements in the excursion railroad industry.

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

While management of the Company believes that the disclosures presented herein are adequate and not misleading, these condensed interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the year ended December 31, 2014 filed on Form 10-K on April 20, 2015.

TRAIN TRAVEL HOLDINGS, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of June 30, 2015 and December 31, 2014 the Company did not maintain any bank accounts.

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

TRAIN TRAVEL HOLDINGS, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and six month periods ended June 30, 2015 and 2014.

Stock-Based Compensation

As of June 30, 2015 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing the net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period including stock warrants using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants) and convertible debt or convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  During the three months ended March 31, 2014, the Company issued 600,000 shares of preferred stock convertible into 29,100,000 shares of common stock. These potentially dilutive shares have been excluded from the calculation of loss per share as the inclusion of such shares would be anti-dilutive as the Company had losses during the three and six month periods ended June 30, 2015 and 2014.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Recent accounting pronouncements

The Company does not believe that any recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at June 30, 2015, the Company had no cash on hand, has incurred losses since Inception of $528,067 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

TRAIN TRAVEL HOLDINGS, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

NOTE 3 – DUE TO RELATED PARTIES

As of June 30, 2015, accounts payable - related parties and balance due to related parties totaled $284,447. These non-interest bearing balances are due to Travel Train Holdings Florida, and are repayable on demand and are related to accounting services provided to the Company by Travel Train Holdings Florida.

As of December 31, 2014, balances due to related parties totaled $196,912 of which $28,418 was for funding our ongoing operating expenses and $168,494 was advanced to Columbia Star Dinner to fund their operations during the period the Company was negotiating to purchase the entertainment train. The balance of accounts payable – related parties as of December 31, 2014 totaled $37,513 and related to accounting services provided to the Company by Travel Train Holdings Florida.

On September 7, 2012, the Director loaned $274 to the Company to pay for incorporation expenses from Inception to January 23, 2014, the former director loaned an additional $1,920 to fund the Company’s operating expenses. This loan balance is still outstanding as of June 30, 2015 and December 31, 2014. This loan is non-interest bearing, due upon demand and unsecured.

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

On April 4, 2014 the Company effectuated a forward 5 for 1 split of its common stock. All common stock references and per share amounts in these financial statements have been restated to reflect this 5 for 1 forward split.

On June 1, 2014, the Company issued 2,931,665 shares of its common stock to settle $17,590 of its March 31, 2014 non-interest bearing advance balance with Train Travel Holdings Florida. The fair market value of the shares of common stock at their date of issuance was determined using the price of the most recent sale of the Company’s shares of common stock for cash. The Company did not use the quoted market price of its common shares as there has been no active trading market in the Company’s common shares and consequently the quoted price in a highly illiquid market is not indicative of the true fair value of these shares.

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

As at June 30, 2015 and December 31, 2014, 23,391,665 shares of our common stock were issued and outstanding.

As disclosed in Note 9 – Subsequent Events below, effective August, 10, 2015 the Company issued 14,900,000 shares of its common stock to the Turnkey shareholders in connection with its acquisition of Turnkey.

TRAIN TRAVEL HOLDINGS, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

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

On January 23, 2014, the Company entered in to a Common Stock Purchase Agreement by and among the Company, Francisco Douglas Magana (the “Seller”) and Train Travel Holdings, Inc., a Florida Corporation where by the Seller who is beneficially the owner of 15,000,000 shares of the Company’s common stock, par value $0.001 desires to sell, and the Purchaser, desires to purchase the full block of shares for an aggregate purchase price of $150,000.

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

On August 15, 2014, the Company issued 1,060,000 shares of its common stock to settle $6,360 of its June 30, 2014 non-interest bearing advance by Train Travel Holdings Florida. The fair market value the shares of common stock at their date of issuance was determined using the price of the most recent sale of the Company’s shares of common stock for cash. The Company did not use the quoted market price of its common shares as there has been no active trading market in the Company’s common shares and consequently the quoted price in a highly illiquid market is not indicative of the true fair value of these shares.

As of June 30, 2015, accounts payable - related parties and balance due to related parties totaled $284,447. These non-interest bearing balances are due to Train Travel Holdings Florida, and are repayable on demand. As of June 30, 2015, balances due to related parties totaled $230,460 and accounts payable – related parties totaled $53,987 and related to accounting services provided to the Company by Travel Train Holdings Florida.

 As of December 31, 2014, balances due to related parties totaled $196,912 of which $28,418 was for funding our ongoing operating expenses and $168,494 was advanced to Columbia Star Dinner to fund their operations during the period the Company was negotiating to purchase the entertainment train. The balance of accounts payable – related parties as of December 31, 2014 totaled $37,513 and related to accounting services provided to the Company by Train Travel Holdings Florida.

On September 7, 2012, the Director loaned $274 to the Company to pay for incorporation expenses from Inception to January 23, 2014, the former director loaned an additional $1,920 to fund the Company’s operating expenses. This loan balance is still outstanding as of June 30, 2015 and December 31, 2014. This loan is non-interest bearing, due upon demand and unsecured

TRAIN TRAVEL HOLDINGS, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

NOTE 7 – INCOME TAXES

As of June 30, 2015 the Company had a net operating loss carry-forward of approximately $528,067 that can be used to offset future taxable income and begins to expire in 2032. Should a change in ownership occur, net operating loss carry forwards can be limited as to use in future years.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Contractual

As of June 30, 2015, the Company had not entered into and was not subject to any contractual commitments.

Legal

The Company was not subject to any legal proceedings during three and six month periods ended June 30, 2015 or 2014 and, to the best of our knowledge, no legal proceedings are threatened or pending.

NOTE 9 – SUBSEQUENT EVENTS

On July 6, 2015, TTHX completed an agreement (“the Agreement”) with Turnkey Home Buyers USA, Inc., a Florida corporation (“Turnkey”), TBG Holdings Corporation (‘TBG’), each of the Turnkey shareholders and Train Travel Holdings, Inc., a Florida corporation. TTHX, Turnkey, TBG and Train Travel Holdings, Inc., a Florida corporation, are all under the common control of Neil Swartz and Tim Hart.

Pursuant to the terms of the Agreement, Turnkey shareholders transferred to TTHX all of the issued and outstanding shares of capital stock of Turnkey’s shareholders. In exchange for acquiring 100% of the issued and outstanding Turnkey shares, TTHX issued 14,900,000 shares of its common stock to Turnkey shareholders. Prior to closing, TBG, a principal shareholder of TTHX and Turnkey, tendered to Turnkey for cancellation 15,000,000 shares of Turnkey common stock.

The TTHX shares issued to the Turnkey shareholders were not registered and were issued in a transaction which was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933. Each of the Turnkey shareholders were accredited investors and no underwriters or placement agents were involved.

As a result of the Agreement, the Turnkey shareholders will own approximately 39% of TTHX common stock.

Effective July 6, 2015, the Board of Directors of TTHX appointed Robert Blair, a principal of Turnkey and formerly a TBG shareholder, as a director of TTHX.

The Company has evaluated all other subsequent events from June 30, 2015 to the date the financial statements were issued and has determined that, other than disclosed above, it does not have any further material subsequent events to disclose in these financial statements.

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

Commencing January 23, 2014, our business plan changed to the acquisition and operation of entertainment train companies, as well as managing and providing consulting services to entertainment train companies. Since January 2014 our management has spent all of its time and effort on developing our business plan, including identifying specific entertainment railroad acquisition targets, engaging in discussions with these potential targets to ascertain the potential level of interest, negotiating general terms with targets, and undertaking early stage due diligence of potential targets. As a result, we entered into non-binding letters of intent with two acquisition candidates and subsequently performed initial stage due diligence. In one case, the railroad was in such disrepair we determined the acquisition to not be feasible at the price being sought by the target. In another case, we determined the price was too high based on our due diligence and could not reach an agreement with the potential seller. We also entered into a series of agreements to operate a dinner train in Missouri which were subsequently unwound. In light of the forgoing, our management has looked to potential new lines of business in addition to pursuing our current line of business.

On July 6, 2015, TTHX completed an agreement (“the Agreement”) with Turnkey Home Buyers USA, Inc., a Florida corporation (“Turnkey”), TBG Holdings Corporation (‘TBG’), each of the Turnkey shareholders and Train Travel Holdings, Inc., a Florida corporation. TTHX, Turnkey, TBG and Train Travel Holdings, Inc., a Florida corporation, are all under the common control of Neil Swartz and Tim Hart.

Pursuant to the terms of the Agreement, Turnkey shareholders transferred to TTHX all of the issued and outstanding shares of capital stock of Turnkey’s shareholders. In exchange for the acquisition of all of the issued and outstanding shares of Turnkey, TTHX issued 14,900,000 shares of its common stock to Turnkey shareholders. Prior to closing, TBG, a principal shareholder of TTHX and Turnkey, tendered to Turnkey for cancellation 15,000,000 shares of Turnkey common stock.

 The TTHX shares issued to the Turnkey shareholders were not registered and were issued in a transaction which was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933. Each of the Turnkey shareholders were accredited investors and no underwriters or placement agents were involved.

As a result of the Agreement, the Turnkey shareholders will own approximately 39% of TTHX common stock.

Effective July 6, 2015, the Board of Directors of TTHX appointed Robert Blair, a principal of Turnkey and formerly a TBG shareholder, as a director of TTHX.

Founded in September 2014, Turnkey offers clients a full suite of services for residential and commercial real estate transactions. As part of the acquisition, the Company will acquire Turnkey’s subsidiary, a real estate brokerage firm, to handle the sales transactions. Turnkey generates revenue in three primary ways: coaching and mentoring real estate investors to improve their returns, leasing and sales of quality turnkey rental properties, and brokerage of residential and commercial transactions.

In September 2014, Turnkey acquired the intellectual properties of Robert Blair Real Estate, which included videos, instructional books, and an established real estate investor education program. In the first two quarters of 2015, Turnkey has acquired a real estate rental portfolio with over 20% equity and generating a double-digit cash-on-cash annual return on investment. Prior to September 2014, Turnkey’s current management team has been mentoring real estate investors for over 20 years, generating millions of dollars in educational revenue, while providing quality wholesale properties for sale or rent.

Turnkey and its existing subsidiary will be run as subsidiary companies of TTHX and are planning to execute aggressive marketing campaigns and live seminars that will drive traffic to both the education and coaching programs, as well as the wholesale turnkey properties that Turnkey offers to its clients.

The Company now has two operating divisions:  (1) the new Turnkey Home Buyers real estate operations and (2) the Train Travel railroad operations, which is actively pursuing acquisitions in the excursion railroad industry.

Turnkey’s Single-Family Rental home division has developed an acquisition platform that is capable of acquiring large numbers of properties across many acquisition channels in multiple markets. When identifying desirable markets, the company focuses on steady population growth, strong rental demand and a desirable level of distressed sales of homes that can be acquired below replacement cost, providing for attractive potential rental yields and capital appreciation. More specifically, the company looks to acquire single-family homes in select submarkets that are appealing to middle income families, based on its disciplined market selection criteria, such as above-average median household incomes, well-regarded school districts, proximity to employment centers and lifestyle amenities, access to transportation routes and public transit and low crime levels. Turnkey believes that homes in these areas will attract tenants with strong credit profiles, produce high occupancy/rental rates, providing for long-term property appreciation potential.

Initially, Turnkey is purchasing properties in the single-family rental home market in Florida, due to the favorable environment for investment and high rental demand, as well as yield potential. As the Company grows its portfolio, it will be better positioned to acquire properties on a much larger scale. Turnkey intends to continually evaluate potential new markets where it could invest and establish operations as opportunities emerge. As of this date Turnkey owns three single-family rental properties.

Turnkey’s educational program provides clients’ access to an all-inclusive Real Estate investing educational company.  The educational and consulting company utilizes its expertise and experience to work with clients and entrepreneurs that seek to enter the real estate industry, in order to provide them with a high quality turnkey investment solution.

The Turnkey educational program offers clients direct relationships with a team of experts in different niches of real estate, allowing them to gain a competitive advantage in their real estate investing careers. Each client is assigned a personal mentor, based on their specific real estate investing goals, who will provide support through phone and email to address their most time sensitive real estate questions. The personal mentor will work with clients to analyze deals, helping to mitigate risk and maximize profitability of each potential real estate investment. Management believes three of the primary factors in real estate investing success are experience, time-tested strategies, and proven techniques - which is why Turnkey’s educational program creates a collaborative environment.  By joining Turnkey educational program, clients will gain access to a fulfillment platform that allows clients to collaborate, share experiences and benefit from Turnkey’s national buying power.

Turnkey’s educational program offers clients an affordable specialized educational curriculum based on their specific goals, experience levels and time commitments. This includes creating a weekly action plan to organize and prioritize what each client needs to execute on a day to day basis as well as providing the essential documents and resources needed to complete the action plan, including training modules, step-by-step videos and downloadable implementation checklists. Clients will have access to on demand weekly training webinars, where mentors review the elements of closing deals, from fundamental lead-generation marketing campaigns, deal analysis, to available financing options, writing risk-free contracts and submitting profitable offers. These webinars are designed to help clients develop their entrepreneurial skills and master the implementation of the crucial aspects of their real estate careers. Management believes that one of the best ways for entrepreneurs to grow professionally is through case studies not only from coaches, but also from students. To foster educational growth, clients who recently completed deals will also conduct live case studies, allowing members to have a comprehensive view of the deal including, the obstacles they encountered and how challenges were overcome in the process.

RESULTS OF OPERATION

Three Months Ended June 30, 2015 Compared to the Three Month Period Ended June 30, 2014

Revenue

During the three month period ended June 30, 2015 and 2014, we generated revenues of $0, respectively as we had no revenue generating activities in the period.

Operating expenses

During the three month period ended June 30, 2015, we incurred operating expenses of $35,598 compared to $265,127 incurred for the three months ended June 30, 2014.

Throughout 2014 the Company 1) put in place an operating structure for the identification and evaluation of entertainment train assets. This structure included management and operation specialists in the entertainment train industry, 2) continued developing a centralized reservation system for uniform reservation for all current and future entertainment train assets and 3) continued to set up a centralized marketing team.

During the three month period ended June 30, 2015, we incurred general and administrative expenses of $5,573 compared to $3,891 incurred for the three months ended June 30, 2014.

General and administrative and professional fee related party expenses incurred during the two periods were generally related to corporate overhead, financial and administrative contracted services, such developmental costs associated with the acquisition and operation of entertainment trains, and marketing expenses.

During the three month period ended June 30, 2015, we incurred professional fees related party of $16,758 compared to $247,337 incurred for the three months ended June 30, 2014.

During the three months ended June 30, 2014, we incurred $247,337 in legal and professional fees with Train Travel Holdings Florida, who provided us with the following services in the year:

•

put in place an operating structure for the identification and evaluation of entertainment train assets. This structure included management and operation specialists in the entertainment train industry,

•

set up a centralized reservation system for uniform reservation for all current and future entertainment train assets. The completion and implementation of the reservation system is on hold until the Company has closed on its first entertainment dinner train,

•

set up a centralized marketing team,

•

negotiated an agreement for the purchase of the Columbia Star Dinner Train, located in Columbia although subsequently this agreement was terminated during the 4 th Quarter 2014,

•

negotiated a letter of intent to purchase the Dinner Trains of New England and this has since been canceled, and

•

arranged discussions with Napa Valley Dinner Train ( “ NVDT ” ) as to a possible acquisition although subsequently this agreement was terminated during the 2nd Quarter 2015.

Subsequent to June 30, 2014, but prior to December 31, 2014, we received a credit from Train Travel Holdings Florida, for substantially all professional fees related party charged to us during the three months ended June 30, 2014.

During the three month period ended June 30, 2015, we incurred legal and professional fees of $13,267, broadly compared to $13,899 incurred for the three months ended June 30, 2014.

Net Losses

Our net loss for the three month period ended June 30, 2015 was $35,598 compared to a net loss of $265,127 for the three months ended June 30, 2015 due to the factors discussed above.

Six Months Ended June 30, 2015 Compared to the Six Month Period Ended June 30, 2014

Revenue

During the six month period ended June 30, 2015 and 2014, we generated revenues of $0, respectively, as we had no revenue generating activities during these periods.

Operating expenses

Throughout 2014 the Company 1) put in place an operating structure for the identification and evaluation of entertainment train assets. This structure included management and operation specialists in the entertainment train industry, 2) continued developing a centralized reservation system for uniform reservation for all current and future entertainment train assets and 3) continued to set up a centralized marketing team

During the six month period ended June 30, 2015, we incurred operating expenses of $52,817 compared to $841,919 incurred for the six months ended June 30, 2014.

During the six month period ended June 30, 2015, we incurred general and administrative expenses of $8,779 compared to $7,480 incurred for the six months ended June 30, 2014.

General and administrative and professional fee related party expenses incurred during the two periods were generally related to corporate overhead, financial and administrative contracted services, such as developmental costs associated with the acquisition and operation of entertainment trains, and marketing expenses.

During the six month period ended June 30, 2015, we incurred professional fees related party of $29,671 compared to $813,337 incurred for the six months ended June 30, 2014.

During the six months ended June 30, 2014, we incurred $813,337 in legal and professional fees with Train Travel Holdings Florida, who provided us with the following services in the year:

•

put in place an operating structure for the identification and evaluation of entertainment train assets. This structure included management and operation specialists in the entertainment train industry,

•

set up a centralized reservation system for uniform reservation for all current and future entertainment train assets. The completion and implementation of the reservation system is on hold until the Company has closed on its first entertainment dinner train,

•

set up a centralized marketing team,

•

negotiated an agreement for the purchase of the Columbia Star Dinner Train, located in Columbia although subsequently this agreement was terminated during the 4 th Quarter 2014,

•

negotiated a letter of intent to purchase the Dinner Trains of New England and this has since been canceled, and

•

arranged discussions with Napa Valley Dinner Train ( “ NVDT ” ) as to a possible acquisition. although subsequently this agreement was terminated during the 2nd Quarter 2015.

Subsequent to June 30, 2014, but prior to December 31, 2014, we received a credit from our parent company, Train Travel Holdings (Florida), for substantially all professional fees related party charged to us during the six months ended June 30, 2014.

During the six month period ended June 30, 2015, we incurred legal and professional fees of $14,367 compared to $21,102 incurred for the six months ended June 30, 2014, a decrease of $6,735 arising from the normal course of operations.

Net Losses

Our net loss for the six month period ended June 30, 2015 was $52,817 compared to a net loss of $841,919 for the six months ended June 30, 2014 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015

As of June 30, 2015 our current assets were $0 compared to $0 in current assets at December 31, 2014. As of June 30, 2015, our current liabilities were $307,317 compared to $254,500 in current liabilities at December 31, 2014. At June 30, 2015 current liabilities consisted of advances and accounts payable from related parties totaling $284,447, $2,194 advanced from the former director and accounts payable of $20,676. As of December 31, 2014, current liabilities consisted of advances and accounts payable from related parties totaling $234,425, $2,194 advanced from a former director and accounts payable of $17,881.

As at June 30, 2015 the Company had no cash on hand as it does not maintain a bank account, has incurred losses since inception of $528,067 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Stockholders’ deficit increased from ($254,500) as of December 31, 2014 to ($307,317) as of June 30, 2015.

Cash Flows from Operating Activities

For the six months ended June 30, 2015, net cash flows (used) in operating activities was $0 compared to $(151,585) cash flow used in operating activities for the six months ended June 30, 2014.

During the six months ended June 30, 2015, we incurred losses of $52,817 which was fully offset for cash flow purposes by an increase of $2,795 in accounts payable, $16,474 in accounts payable related party and $33,548 in advances due to related parties.

By comparison, during the six months ended June 30, 2014 we incurred losses of $841,919 which was increased for cash flow purposes by an increase on other receivables of $114,456 and then fully offset for cash flow purposes by $291,000 of non-cash expenses relating to the issuance of preferred comparison, an increase $500,000 in accounts payable related party, $11,790 in accounts payable and a decrease in prepaid expenses of $2,000.

Cash Flows from Investing Activities

We neither generated nor used any in funds in investing activities during the six months ended June 30, 2015 or 2014.

Cash Flows from Financing Activities

During the six months ended June 30, 2015, we neither generated nor used any in funds in financing activities while by comparison during the six months ended June 30, 2014 we repaid a bank overdraft of $10 and received $151,595 from our parent company.

PLAN OF OPERATION AND FUNDING

With the acquisition of Turnkey we anticipate that Turnkey will generate cash flow for working capital requirements. In addition, and if necessary, we expect that working capital requirements may continue to be funded through further loans from Train Travel Holdings Florida and further issuances of securities for the short term until acquisitions are identified and in place generating positive cash flow. Our working capital requirements are expected to increase in line with the growth of our business.

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

GOING CONCERN

As a result of our net loss from operations, net cash used in operations, deficit accumulated as of June 30, 2015, our ability to continue as a going concern is in substantial doubt. Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans from shareholders as necessary, (iv) acquiring existing businesses to generate cash flow from operations.  Although management believes that it will be able to obtain the necessary funding and acquisitions to allow the Company to remain a going concern, and to pursue its acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures .  Our management is responsible for establishing and maintaining a system of disclosure  controls and  procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure  controls and  procedures include, without limitation,  controls and  procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective August 12, 2015, the Company issued 14,900,000 shares of its common stock to the Turnkey shareholders in connection with its acquisition of Turnkey. The shares were not registered and were issued in a transaction which was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933. Each of the Turnkey shareholders were accredited investors and no underwriters or placement agents were involved.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINES SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION.

On July 7, 2015, the Company filed form 8-K with the SEC disclosing an agreement between the Company, Turnkey Home Buyers USA, Inc., each of the Turnkey shareholders, TBG Holdings Corporation and Train Travel Holdings, Inc., a Florida corporation.  Pursuant to Item 1.01 of Form 8-K, the Company is including as Exhibit 10.1 to this current report the following:

(a)

Agreement dated June 19, 2015.

ITEM 6.

EXHIBITS.

Exhibits:

No.	Description
10.1

Agreement between the Company, Turnkey Home Buyers USA, Inc., TBG Holdings Corporation, each of Turnkey shareholders, and Train Travel Holdings, Inc., a Florida corporation (incorporated by reference from exhibit 10.1 to Form 8-K filed on July 7, 2015)

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

Train Travel Holdings, Inc.

Dated: August 14, 2015	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: August 14, 2015	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, principal executive officer