Form 10-Q
period 2015-09-30
Train Travel Holdings, Inc.
filed 2015-11-16
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2015

or

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

As of November 9, 2015 the issuer had 38,729,165 shares of its common stock issued and outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Train Travel”, the “Company,” “we”, “us”, “our” and similar terms refer to Train Travel Holdings, Inc., a Nevada corporation and its wholly owned subsidiary Turnkey Home Buyers USA, Inc.

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Train Travel Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash	$7,778	$103,324
Real estate owned	114,374	51,363
Due from related parties	146,597	227,100
Prepaid insurance	—	1,328
Total assets	$268,749	$383,115

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable & accrued expenses	$28,252	$17,881
Accounts payable - related party	64,249	37,513
Advances - related party	225,760	196,912
Loan payable	2,194	2,194
Total Current Liabilities	320,455	254,500
Total liabilities	320,455	254,500

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 600,000 shares issued and outstanding	600	600
Common stock, $0.001 par value, 75,000,000 shares authorized; 38,729,165 shares issued and outstanding	38,729	38,729
Additional paid-in capital	1,034,771	681,671
Accumulated deficit	(1,125,806)	(592,385)
Total stockholders' equity (deficit)	(51,706)	128,615
Total liabilities and stockholders' equity (deficit)	$268,749	$383,115

(The accompanying notes are an integral part of these financial statements)

Train Travel Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2015

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Income
Revenue	$18,571	$—	$21,269	$—

Expenses
General and administrative	88,690	172,975	224,682	180,485
Legal and professional - related party	41,462	101,100	162,669	914,437
Legal and professional	44,102	5,594	159,040	26,696
Total operating expenses	174,254	279,669	546,391	1,121,618
Income before (provision) benefit from income taxes	(155,683)	(279,669)	(525,122)	(1,121,618)
(Provision) benefit from income taxes	(8,299)	—	(8,299)	—
Net loss	$(163,982)	$(279,669)	$(533,421)	$(1,121,618)

Net Loss Per Common Share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted Average Number of Common Shares Outstanding-Basic and Diluted	38,729,165	35,671,767	38,729,165	35,207,214

(The accompanying notes are an integral part of these financial statements)

Train Travel Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Nine Months Ended September 30, 2015 (Unaudited) and Year Ended December 31, 2014

	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Equity (Deficit)
Balance at December 31, 2013	—	$—	19,400,000	$19,400	$2,800	$(22,226)	$(26)

Issuance of preferred stock for services ($0.006 per share)	600,000	600	—	—	174,000	—	174,600
Issuance of shares of common stock in settlement of non-interest bearing advances-related party ($0.006 per share)	—	—	3,991,665	3,992	19,958	—	23,950
Turnkey Home Buyers USA, Inc. purchase	—	—	15,337,500	15,337	484,913	(117,135)	383,115
Net loss	—	—	—	—	—	(453,024)	(453,024)
Balance at December 31, 2014	600,000	600	38,729,165	38,729	681,671	(592,385)	128,615

Sale of common stock in Turnkey Home Buyers USA, Inc.					353,100		353,100
Net loss	—	—	—	—	—	(533,421)	(533,421)
Balance at September 30, 2015	600,000	$600	38,729,165	$38,729	$1,034,771	$(1,125,806)	$(51,706)

* as retroactively adjusted for the 5:1 forward split completed April 4, 2014 and purchase of Turnkey Home Buyers USA , Inc. on July 6, 2015.

(The accompanying notes are an integral part of these financial statements)

Train Travel Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(533,421)	$(1,121,618)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Share based compensation expense	—	174,600
Write off of bad debt	—	169,494
Changes in assets and liabilities:
(Increase) decrease in other receivables	—	178
(Increase) decrease in other prepaid expenses	1,328	2,000
Increase (decrease) in accounts payable and accrued expenses	10,371	229
Increase (decrease) in related party payable	—	717,500
Net cash provided by (used) in operating activities	(521,722)	(57,617)

Cash flows from investing activities:
Loan to Columbia Star Dinner Train	—	(169,494)
Additions to real estate	(63,011)	—
Net cash provided by (used) in investing activities	(63,011)	(169,494)

Cash flows from financing activities:
Bank overdraft	—	(10)
Proceeds from the sale of common stock	353,100	—
Due to related parties - other costs	136,087	227,121
Net cash provided by (Used) in financing activities	489,187	227,111

Increase (decrease) in cash	(95,546)	—
Cash and cash equivalents at beginning of period	103,324	—
Cash and cash equivalents at end of period	$7,778	$—

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$8,299	$—
Interest paid	$—	$—

Non-cash operating activities:
Settlement of related party advances for 3,991,665 shares of common stock	$—	$23,950

(The accompanying notes are an integral part of these financial statements)

TRAIN TRAVEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

NOTE 1- ORGANIZATION AND GOING CONCERN

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

On July 6, 2015, TTHX completed a share exchange agreement (“the Agreement”) with Turnkey Home Buyers USA, Inc., a Florida corporation (“Turnkey”), TBG Holdings Corporation (‘TBG’), each of the Turnkey shareholders and Train Travel Holdings, Inc., a Florida corporation. TTHX, Turnkey, TBG and Train Travel Holdings, Inc., a Florida corporation, are all under the common control of Neil Swartz and Tim Hart.

Pursuant to the terms of the Agreement, Turnkey shareholders transferred to TTHX all of the issued and outstanding shares of capital stock of Turnkey’s shareholders. In exchange for the acquisition of 100% of Turnkey issued and outstanding shares, TTHX issued 15,337,500 shares of its common stock to Turnkey shareholders. Prior to closing, TBG, a principal shareholder of TTHX and Turnkey, tendered to Turnkey for cancellation 15,000,000 shares of Turnkey common stock.

The TTHX shares issued to the Turnkey shareholders were not registered and were issued in a transaction which was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933. Each of the Turnkey shareholders were accredited investors and no underwriters or placement agents were involved.

As a result of the Agreement, the Turnkey shareholders owned 38.9% of TTHX common stock and 58.5% of the fully diluted common stock as a result of their ownership of the outstanding preferred stock.

Due to the common control of Turnkey and TTHX, pursuant to ASC 805-50-25, “Transactions Between Entities Under Common Control” and other SEC guidance including for lack of economic substance, the Agreement was accounted for as a transfer of the carrying amounts of assets and liabilities under the predecessor value method of accounting. Financial statement presentation under the predecessor values method of accounting as a result of a business combination between entities under common control requires the receiving entity (i.e., TTHX) to report the results of operations as if both entities had always been combined. The consolidated financial statements include both entities’ full results since the inception of Turnkey on September 12, 2014.

Effective July 6, 2015, the Board of Directors of TTHX appointed Robert Blair, a principal of Turnkey and formerly a TBG shareholder, as a director of TTHX.

TRAIN TRAVEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

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

In September 2014, Turnkey acquired the intellectual properties of Robert Blair Real Estate, which included videos, instructional books, and an established real estate investor education program. Prior to September 2014, Turnkey’s current management team has been mentoring real estate investors for over 20 years, generating millions of dollars in educational revenue, while providing quality wholesale properties for sale or rent. Turnkey and its existing subsidiary, will be run as subsidiary companies of TTHX and are planning to execute aggressive marketing campaigns and live seminars that will drive traffic to both the education and coaching programs, as well as the wholesale turnkey properties the Turnkey offers to its clients.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at September 30, 2015, the Company had $7,778 of cash, has incurred losses since Inception of $1,125,806 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

TRAIN TRAVEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Train Travel Holdings, Inc. as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include the Company’s wholly-owned subsidiary, Turnkey Home Buyers USA, Inc. from inception on September 12, 2014. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. The results of our subsidiary are consolidated with the Company’s based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”).

Accounting estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Fair Value Measurement

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. The Company has no assets or liabilities valued with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. The Company has no assets or liabilities valued with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no assets or liabilities valued with Level 3 inputs.

TRAIN TRAVEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable, accrued liabilities and related party advances approximate their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Revenue Recognition

We anticipate earning income from the operations of residential real estate properties classified as real estate owned. Revenue is recognized when all of the following criteria were met: persuasive evidence of an arrangement existed, services had been provided, all significant contractual obligations had been satisfied, and collection was reasonably assured.

Real Estate Owned and Held-For-Sale

Real estate owned, shown net of accumulated depreciation and impairment charges, is comprised of real property acquired for cash or through partial or full settlement of mortgage debt. Real estate acquired is recorded at its estimated fair value at the time of acquisition.

We allocate the purchase price of our operating properties to land and building and to any other identified intangible assets or liabilities. We finalize our purchase price allocation on these assets within one year of the acquisition date.

Real estate assets are depreciated using the straight-line method over their estimated useful lives. Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their estimated useful life.

Our properties are individually reviewed for impairment each quarter, if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. We recognize impairment if the undiscounted estimated cash flows to be generated by the assets are less than the carrying amount of those assets. Measurement of impairment is based upon the estimated fair value of the asset. In the evaluation of a property for impairment, many factors are considered, including estimated current and expected operating cash flows from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. Impairment charges may be necessary in the event discount rates, capitalization rates, lease-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property.

Real estate is classified as held-for-sale when management commits to a plan of sale, the asset is available for immediate sale, there is an active program to locate a buyer, and it is probable the sale will be completed within one year. Real estate assets that are expected to be disposed of are valued, on an individual asset basis, at the lower of their carrying amount or their fair value less costs to sell.

TRAIN TRAVEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

We recognize sales of real estate properties upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gain on real estate sold is recognized using the full accrual method when the collectability of the sale price is reasonably assured and we are not obligated to perform significant activities after the sale. Gain may be deferred in whole or in part until collectability of the sales price is reasonably assured and the earnings process is complete.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and nine month periods ended September 30, 2015 and 2014.

Stock-Based Compensation

As of September 30, 2015 the Company has not issued any stock-based payments. Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Net Income (Loss) Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money).

Following is the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(163,982)	$(279,669)	$(533,421)	$(1,121,618)

Denominator:
Weighted average number of common shares outstanding	38,729,165	35,671,767	38,729,165	35,207,214

Basic and diluted EPS	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Preferred stock	29,100,000	29,100,000	29,100,000	29,100,000

TRAIN TRAVEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

Recent accounting pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805). This ASU eliminates the requirement for retrospective application of measurement period adjustments relating to provisional amounts recorded in a business combination as of the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments will be effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This ASU provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. We expect the adoption of this guidance will not have a material impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis”, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP relating to whether or not to consolidate certain legal entities. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”, which eliminates the concept from U.S. GAAP the concept of an extraordinary item. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205 40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on our financial statements and disclosures.

TRAIN TRAVEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. Based on the Board's decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

NOTE 3 – REAL ESTATE OWNED

During the nine months ended September 30, 2015, the Company purchased a residential property for $36,000 and made improvements totaling $27,011 resulting in a $62,806 increase in the carry value of real estate owned and bringing the total properties owned to two with a carry value of $114,374.

NOTE 4 – DUE FROM / TO RELATED PARTIES & RELATED PARTY TRANSACTIONS

Amounts due from and to related parties as of September 30, 2015 and December 31, 2014 are detailed below:

	September 30,		December 31,
	2015		2014
Due from related parties	$146,597	(1)	$227,100	(1)
Accounts payable - related party	64,249	(2)	37,513	(2)
Advances - related party	225,760	(3)	196,912	(3)
Loan payable	2,194	(4)	2,194	(4)

(1)	Due from related parties represents Turnkey Home Buyers USA, Inc. advances paid to TBG for services that are being expensed at a rate of $10,000 per month.
(2)	Related to accounting services provided by the Company to Travel Train Holdings Florida.
(3)	Non-interest bearing balances are due to Travel Train Holdings Florida, and are repayable on demand.
(4)	Non-interest bearing loan due to a former Director for operating expenses. This loan is non-interest bearing, due upon demand and unsecured.

On January 23, 2014, Francisco Douglas Magana tendered his letter of resignation as the President, Secretary, Treasurer, Director and member of the Board effective as of that date.

On January 23, 2014, in Lieu of a Special Meeting the Board of Directors of the Company via Unanimous Written Consent, the Company accepted the resignation of Francisco Douglas Magana and elected Neil Swartz to the positions of Director, President and CEO and elected Timothy Hart to the positions of Director, Secretary and CFO until their successors are appointed.

TRAIN TRAVEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

On January 23, 2014, the Company entered in to a Common Stock Purchase Agreement by and among the Company, Francisco Douglas, Magana (the “Seller”) and Train Travel Holdings, Inc., a Florida Corporation where by the Seller who is beneficially the owner of 15,000,000 shares of the Company’s common stock, par value $0.001 desires to sell, and the Purchaser, desires to purchase the full block of shares for an aggregate purchase price of $150,000.

On January 23, 2014, in conjunction with the Stock Purchase Agreement, the Company authorized the issuance of 600,000 preferred shares convertible into 29,100,000 common shares as compensation for services provided to the Company by its Chairman and Chief Financial Officer. The fair market value of the preferred shares at the date of their issuance was determined by management to be $174,600. The fair market value the preferred shares on the date of issuance was determined using the price of the most recent sale of the Company’s shares of common stock for cash. The Company did not use the quoted market price of its common shares as there has been no active trading market in the Company’s common shares and consequently the quoted price in a highly illiquid market is not indicative of the true fair value of these shares.

On June 1, 2014, the Company issued 2,931,665 shares of its common stock to settle $17,590 of non-interest bearing advances due to Train Travel Holdings Florida. The fair market value the shares of preferred shares on the date of issuance was determined using the price of the most recent sale of the Company’s shares of common stock for cash. The Company did not use the quoted market price of its common shares as there has been no active trading market in the Company’s common shares and consequently the quoted price in a highly illiquid market is not indicative of the true fair value of these shares.

On August 15, 2014, the Company issued 1,060,000 shares of its common stock to settle $6,360 non-interest bearing advance due to Train Travel Holdings Florida. The fair market value the shares of common stock at their date of issuance was determined using the price of the most recent sale of the Company’s shares of common stock for cash. The Company did not use the quoted market price of its common shares as there has been no active trading market in the Company’s common shares and consequently the quoted price in a highly illiquid market is not indicative of the true fair value of these shares.

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

NOTE 6 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. As of September 30, 2015 and December 31, 2014, 38,729,165 shares of our common stock were issued and outstanding.

On July 6, 2015, the Company completed a Share Exchange Agreement for 100% of the issued and outstanding shares of Turnkey Home Buyers USA, Inc. by issuing 15,337,500 shares of common stock. Due to the common control of Turnkey and the Company, pursuant to ASC 805-50-25, “Transactions Between Entities Under Common Control” and other SEC guidance including for lack of economic substance, the Agreement was accounted for as a transfer of the carrying amounts of assets and liabilities under the predecessor value method of accounting. Financial statement presentation under the predecessor values method of accounting requires the receiving entity to report the results of operations as if both entities had always been combined. As a result the Company has reflected the shares issued pursuant to the Agreement retrospectively.

TRAIN TRAVEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

During the year ended December 31, 2014, the Company issued 3,991,665 shares of its common stock to settle $23,950 of non-interest bearing advances due to Train Travel Holdings Florida. As described above under Note 4.

On April 4, 2014 the Company effectuated a forward 5 for 1 split of its common stock. All common stock references and per share amounts in these financial statements have been restated to reflect this 5 for 1 forward split.

NOTE 7 – SUBSEQUENT EVENTS

On October 9, 2015, the Company sold one of its two properties for net proceeds of $63,279 resulting in a $286 gain on the disposition of the property.

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

On July 6, 2015, TTHX completed a share exchange agreement (“the Agreement”) with Turnkey Home Buyers USA, Inc., a Florida corporation (“Turnkey”), TBG Holdings Corporation (‘TBG’), each of the Turnkey shareholders and Train Travel Holdings, Inc., a Florida corporation. TTHX, Turnkey, TBG and Train Travel Holdings, Inc., a Florida corporation, are all under the common control of Neil Swartz and Tim Hart.

Pursuant to the terms of the Agreement, Turnkey shareholders transferred to TTHX all of the issued and outstanding shares of capital stock of Turnkey’s shareholders. In exchange for the acquisition of all of the issued and outstanding shares of Turnkey, TTHX issued 15,337,500 shares of its common stock to Turnkey shareholders. Prior to closing, TBG, a principal shareholder of TTHX and Turnkey, tendered to Turnkey for cancellation 15,000,000 shares of Turnkey common stock.

The TTHX shares issued to the Turnkey shareholders were not registered and were issued in a transaction which was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933. Each of the Turnkey shareholders were accredited investors and no underwriters or placement agents were involved.

As a result of the Agreement, the Turnkey shareholders owned 38.9% of TTHX common stock and 58.5% of the fully diluted common stock as a result of their ownership of the outstanding preferred stock.

Due to the common control of Turnkey and TTHX, pursuant to ASC 805-50-25, “Transactions Between Entities Under Common Control” and other SEC guidance including for lack of economic substance, the Agreement was accounted for as a transfer of the carrying amounts of assets and liabilities under the predecessor value method of accounting. Financial statement presentation under the predecessor values method of accounting as a result of a business combination between entities under common control requires the receiving entity (i.e., TTHX) to report the results of operations as if both entities had always been combined. The consolidated financial statements include both entities’ full results since the inception of Turnkey on September 12, 2014.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Month Period Ended June 30, 2014

Revenue

During the three month period ended September 30, 2015 and 2014, we generated revenues of $18,571 and $0, respectively.

Operating expenses

During the three month period ended September 30, 2015, we incurred total operating expenses of $174,254 compared to $279,669 incurred for the three months ended September 30, 2014.

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

During the three month period ended September 30, 2015, we incurred general and administrative expenses of $88,690 compared to $172,975 incurred for the three months ended September 30, 2014.

General and administrative and professional fee related party expenses incurred during the two periods were generally related to corporate overhead, financial and administrative contracted services, such developmental costs associated with the acquisition and operation of entertainment trains, and marketing expenses.

During the three month period ended September 30, 2015, we incurred professional fees related party of $41,462 compared to $101,100 for the three months ended September 30, 2014.

During the three months ended September 30, 2014, we incurred $101,100 in legal and professional fees with our parent company, Train Travel Holdings Florida, who provided us with the following services in the year:

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

Subsequent to June 30, 2014, but prior to December 31, 2014, we received a credit from our parent company, Train Travel Holdings Florida, for substantially all professional fees related party charged to us during the three months ended June 30, 2014.

During the three month period ended September 30, 2015, we incurred legal and professional fees of $44,102, compared to $5,594 for the three months ended September 30, 2014. The increase was due to fees associated with the Turnkey transaction.

Net Losses

Our net loss for the three month period ended September 30, 2015 was $163,982 compared to a net loss of $279,669 for the three months ended September 30, 2015 due to the factors discussed above.

Nine Months Ended September 30, 2015 Compared to the Nine Month Period Ended September 30, 2014

Revenue

During the nine month period ended September 30, 2015 and 2014, we generated revenues of $21,269 and $0, respectively.

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

During the nine month period ended September 30, 2015, we incurred operating expenses of $546,391 compared to $1,121,618 incurred for the nine months ended September 30, 2014.

During the nine month period ended September 30, 2015, we incurred general and administrative expenses of $224,682 compared to $180,485 incurred for the nine months ended September 30, 2014.

General and administrative and professional fee related party expenses incurred during the two periods were generally related to corporate overhead, financial and administrative contracted services, such as developmental costs associated with the acquisition and operation of entertainment trains, and marketing expenses.

During the nine month period ended September 30, 2015, we incurred professional fees related party of $162,669 compared to $914,437 incurred for the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, we incurred $159,040 in legal and professional fees with our parent company, Train Travel Holdings Florida, who provided us with the following services in the year:

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

Subsequent to September 30, 2014, but prior to December 31, 2014, we received a credit from our parent company, Train Travel Holdings (Florida), for substantially all professional fees related party charged to us during the nine months ended September 30, 2014.

During the nine month period ended September 30, 2015, we incurred legal and professional fees of $159,040 compared to $26,696 incurred for the nine months ended September 30, 2014.

Net Losses

Our net loss for the nine month period ended September 30, 2015 was $533,421 compared to a net loss of $1,121,618 for the nine months ended September 30, 2014 due to the factors discussed above.

Liquidity and Capital Resources

As of September 30, 2015 our current assets were $268,749 compared to $383,115 at December 31, 2014. As of September 30, 2015, our current liabilities were $320,455 compared to $254,500 at December 31, 2014. At September 30, 2015 current liabilities consisted of advances and accounts payable from related parties totaling $290,009, $2,194 advanced from the former director and accounts payable of $28,252. As of December 31, 2014, current liabilities consisted of advances and accounts payable from related parties totaling $234,425, $2,194 advanced from a former director and accounts payable of $17,881.

As at September 30, 2015 the Company had $7,778 of cash, has incurred losses since inception of $1,125,806 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Stockholders’ deficit increased from $592,385 as of December 31, 2014 to $1,125,806 as of September 30, 2015.

Cash Flows from Operating Activities

During the nine months ended September 30, 2015, net cash flows used in operating activities was $521,722 compared to $57,615 used during the nine months ended September 30, 2014.

Cash Flows from Investing Activities

During the nine months ended September 30, 2015 we used cash flows in investing activities of $63,011 compared to cash used of $169,494 during the nine months ended September 30, 2014. The 2015 cash used was for the purchase of a property. The 2014 cash use was for Columbia Star Diner.

Cash Flows from Financing Activities

During the nine months ended September 30, 2015, we generated cash from financing activities of $489,187 compared to $227,121 during the nine months ended September 30, 2014. During 2015, we received $353,100 from the sale of common stock and $136,087 from related party advances compared to 2014 where all the cash provided was from related party advances.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through further loans from our parent company Train Travel Holdings (Florida) and further issuances of securities for the short term until acquisitions are identified and in place generating positive cash flow. Our working capital requirements are expected to increase in line with the growth of our business.

There is no working capital or anticipated cash flow, nor do we have lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to the management of entertainment trains, the acquisition of existing entertainment train operations and real estate activities. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet short-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Off Balance Sheet Arrangements

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective August 12, 2015, the Company issued 15,337,500 shares of its common stock to the Turnkey shareholders in connection with its acquisition of Turnkey. The shares were not registered and were issued in a transaction which was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933. Each of the Turnkey shareholders were accredited investors and no underwriters or placement agents were involved.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINES SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

Exhibits:

No.	Description
10.1

Agreement between the Company, Turnkey Home Buyers USA, Inc., TBG Holdings Corporation, each of Turnkey shareholders, and Train Travel Holdings, Inc., a Florida corporation (incorporated by reference from exhibit 10.1 to Form 8-K filed on July 7, 2015)

31.1*	Certification of Neil Swartz, Chief Executive Officer of Train Travel Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Timothy Hart, Chief Financial Officer of Train Travel Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Neil Swartz, Chairman and Chief Executive Officer of Train Travel Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Timothy Hart, Chief Financial Officer of Train Travel Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.LAE*	XBRL Taxonomy Extension Label Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

———————

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Train Travel Holdings, Inc.

Dated: November 16, 2015	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: November 16, 2015	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, principal executive officer