Form 10-K
period 2015-12-31
TurnKey Capital, Inc.
filed 2016-04-28
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-186282

TurnKey Capital, Inc.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 15, 2016 was $2,554,110  as computed by reference to the price at which the common equity was last sold, which was $0.18 on that date.

As of April 15, 2016, the Registrant had 38,831,665 shares of common stock outstanding.

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

Item 1.  Business.

Corporate History

TurnKey Capital, Inc. (formerly Train Travel Holdings, Inc.) (“the Company,” “we,” or “us”) was incorporated under the laws of the State of Nevada under the name of Vanell, Corp. on September 7, 2012 (“Inception”).  The Company changed its name to Train Travel Holdings, Inc. on March 20, 2014 and to TurnKey Capital, Inc. on January 15, 2016

On January 23, 2014, Francisco Douglas Magana (“Magana”), the former president and controlling shareholder, entered into a Common Stock Purchase Agreement with the Company and Train Travel Holdings Inc. Florida (“TTHI”) wherein Magana sold 3,000,000 shares of the Company’s common stock constituting 77.32% of the Company’s issued and outstanding shares of Common Stock to TTHI for an aggregate purchase price of $150,000. The principals of TTHI are Neil Swartz and Timothy Hart.

As part of the Common Stock Purchase Agreement, Magana tendered his letter of resignation as the President, Secretary, Treasurer, Director and member of our Board effective as of the date of the Agreement.

On January 23, 2014, in Lieu of a Special Meeting, the Board of Directors of the Company accepted the resignation of Magana and elected Neil Swartz to the positions of Director, President and CEO of the Company and Timothy Hart to the positions of Director, Secretary and CFO.

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

On July 6, 2015, the Company completed a share exchange agreement (the “Share Exchange Agreement”) with Turnkey Home Buyers USA, Inc., a Florida corporation (“Turnkey”), TBG Holdings Corporation (“TBG”), each of the Turnkey shareholders and Train Travel Holdings, Inc., a Florida corporation. The Company, Turnkey, TBG and Train Travel Holdings, Inc., a Florida corporation, are all under the common control of Neil Swartz and Tim Hart.

Pursuant to the terms of the Share Exchange Agreement, Turnkey shareholders transferred to the Company all of the issued and outstanding shares of capital stock of Turnkey’s shareholders. In exchange for the acquisition of all of the issued and outstanding shares of Turnkey, the Company issued 15,337,500 shares of its common stock to Turnkey shareholders. Prior to closing, TBG, a principal shareholder of the Company and Turnkey, tendered to Turnkey for cancellation 15,000,000 shares of Turnkey common stock.

The Company shares issued to the Turnkey shareholders were not registered and were issued in a transaction which was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933. Each of the Turnkey shareholders were accredited investors and no underwriters or placement agents were involved.

As a result of the Share Exchange Agreement, the Turnkey shareholders owned 38.9% of the Company’s common stock and 58.5% of the fully diluted common stock as a result of their ownership of the outstanding preferred stock.

Due to the common control of Turnkey and the Company, pursuant to ASC 805-50-25, “Transactions Between Entities Under Common Control” and other SEC guidance including for lack of economic substance, the Share Exchange Agreement was accounted for as a transfer of the carrying amounts of assets and liabilities under the predecessor value method of accounting. Financial statement presentation under the predecessor values method of accounting as a result of a business combination between entities under common control requires the receiving entity (i.e., the Company) to report the results of operations as if both entities had always been combined. The consolidated financial statements include both entities’ full results since the inception of Turnkey on September 12, 2014.

Business

Founded in September 2014, Turnkey offers clients a full suite of services for residential and commercial real estate transactions. As part of the acquisition, the Company acquired Turnkey’s subsidiary, a real estate brokerage firm, to handle the sales transactions. Turnkey seeks to generate revenue in three primary ways: coaching and mentoring real estate investors to improve their returns, leasing and sales of quality turnkey rental properties, and brokerage of residential and commercial transactions.

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

Turnkey and its existing subsidiary will be run as subsidiary companies and are planning to execute aggressive marketing campaigns and live seminars that will drive traffic to both the education and coaching programs, as well as the wholesale turnkey properties that Turnkey offers to its clients.

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

Risks and Challenges

Limited Operating History. The Company was established on September 7, 2012 and has been attempting to develop unrelated businesses. We have had no operating history upon which an investor may rely. Potential investors should be aware of the difficulties the Company is likely to encounter in view of the fact that it has not yet commenced operations, including, but not limited to, competition and unanticipated costs and expenses. There can be no assurance that the Company will successfully implement its new business or other business plans.

We Need Additional Capital To Fund Our Planned Operations. The Company does not have cash reserves available to meet its basic operational requirements and will be dependent upon the sale of its common stock and, or, other financing to fund potential acquisitions as well as covering our basic overhead expenses. We expect to fund our general operations for the next 6 -12 months with the private sale of our common stock or from funding provided by our officers or affiliates. There is no assurance we can raise the capital we need or that a financing will be at terms satisfactory to us. We currently have no commitment for financing.

Web Site

We maintain a website at http://turnkeyhomebuyersusa.com/.

Employees

As of December 31, 2015, the Company had no full-time employees. The Company utilizes contract labor as needed.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company’s corporate headquarters are located at 2929 E. Commercial Blvd, PH-D, Fort Lauderdale, Florida 33308, which is the office of our principal shareholder. Our phone number is (954) 440-4678.

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

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Over the Counter Markets Group Inc. QB tier (the “OTCQB”) under the symbol “TKCI”.

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Calendar Quarter Ended:

	High	Low
2015
March 31	$1.00	$0.35
June 30	$1.49	$0.51
September 30	$0.80	$0.23
December 31	$0.58	$0.20

2014
March 31	$1.45	$1.45
June 30	$2.86	$2.70
September 30	$2.91	$2.91
December 31	$0.98	$0.98

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of April 15, 2016, there are approximately 219 stockholders of record of our common stock. A majority of our common stock are held in “street name” or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Transfer Agent

The transfer agent and registrar for our common stock is Island Stock Transfer, 15500 Roosevelt Blvd., Suite 301, Clearwater, FL 33760 and their telephone number at that location is (727) 289-0010.

Dividend Policy

We have not paid any dividends on our common stock and our Board of Directors (the “Board”) presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

•

We would not be able to pay our debts as they become due in the usual course of business; or

•

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Except as set forth above, there are no restrictions that currently materially limit our ability to pay dividends or which we reasonably believe are likely to limit materially the future payment of dividends on common stock.

Penny Stock

Our common stock has recently traded at less than $5.00 per share and is therefore subject to the Securities and Exchange Commission’s penny stock rules.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to resell our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of TurnKey Capital, Inc. and its subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Entertainment Train Operations

Commencing January 23, 2014, our business changed to the acquisition and operation of entertainment train companies. We also intend to manage and provide consulting services to entertainment train companies. We believe that there are several entertainment train companies that may be targeted for acquisition but as of this date we do not have any letters of intent or agreements. Any acquisition will be contingent on our ability to obtain the necessary funding for such acquisition, as well as the acquisition candidate having audited financial statements. We did not generate any revenue during 2014 or 2015 from the entertainment train business.

Turnkey Operations

Founded in September 2014, and acquired by us in July 2015, Turnkey offers clients a full suite of services for residential and commercial real estate transactions. Turnkey generates revenue in three primary ways: coaching and mentoring real estate investors to improve their returns, leasing and sales of quality turnkey rental properties, and brokerage of residential and commercial transactions.

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

Turnkey and its existing subsidiary are run as subsidiary companies and are planning to execute aggressive marketing campaigns and live seminars that will drive traffic to both the education and coaching programs, as well as the wholesale turnkey properties that Turnkey offers to its clients. We have generated nominal revenues from the real estate business since its acquisition.

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

Initially, Turnkey is purchasing properties in the single-family rental home market in Florida, due to the favorable environment for investment and high rental demand, as well as yield potential. As the Company grows its portfolio, it will be better positioned to acquire properties on a much larger scale. Turnkey intends to continually evaluate potential new markets where it could invest and establish operations as opportunities emerge. As of this date we do not own any properties as we have sold the two properties we owned.

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

Turnkey’s educational program offers clients an affordable specialized educational curriculum based on their specific goals, experience levels and time commitments. This includes creating a weekly action plan to organize and prioritize what each client needs to execute on a day to day basis as well as providing the essential documents and resources needed to complete the action plan, including training modules, step-by-step videos and downloadable implementation checklists. Clients will have access to on demand weekly training webinars, where mentors review the elements of closing deals, from fundamental lead-generation marketing campaigns, deal analysis, to available financing options, writing risk-free contracts and submitting profitable offers. These webinars are designed to help clients develop their entrepreneurial skills and master the implementation of the crucial aspects of their real estate careers. Management believes that one of the best ways for entrepreneurs to grow professionally is through case studies not only from coaches, but also from students. To foster educational growth, clients who recently completed deals will also conduct live case studies, allowing members to have a comprehensive view of the deal including, the obstacles they encountered and how challenges were overcome in the process. As of this date we have had a nominal number of students and no current students under contract.

We cannot accurately predict the amount of funding or the time required to successfully implement our business plan. The actual cost and time required to achieve profitability may vary significantly depending on, among other things, the ability to acquire entertainment train operations on favorable terms, the health of our targeted real estate markets, the cost of developing, acquiring, and operating rental properties, the availability of qualified personnel and marketing and other costs associated with the planned operations. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business plan.

As of December 31, 2015, we had negative working capital of $196,418 and cash of $127,375. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand is not sufficient to enable us to continue operations for the next twelve months. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Revenue

During the year ended December 31, 2015, we generated revenues of $22,138 as compared to $0 during the year ended December 31, 2014. Effective January 23, 2014, we began evaluating potential candidates for acquisition in the entertainment dinner train industry but generated no revenues in relation to this new business plan in the twelve months ended December 31, 2015 and 2014. Our Turnkey business generated revenue of 22,138 from real estate rentals and coaching.

Operating Expenses

A summary of our operating expense for the years ended December 31, 2015 and 2014 follows:

	Year Ended
	December 31,		Increase /
	2015	2014	(Decrease)
Operating expense
General and administrative	$391,135	$109,452	$281,683
Sales and marketing	65,942	184,594	(118,652)
Operations	10,200	—	10,200
Legal and professional - related party	195,431	276,113	(80,682)
Legal and professional	33,625	—	33,625
Total operating expense	$696,333	$570,159	$126,174

General and administrative ("G&A") costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. G&A costs increased during the year ended December 31, 2015 compared to the year ended December 31, 2014 due to increases in professional fees, outside services, personnel and travel as a result of increased efforts to position the Company for future growth.

Sales and marketing ("S&M") costs include costs to promote and sell our products and exclude stock compensation costs. S&M costs decreased during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the absence of $179,494 of bad debt in 2014, offset by increased costs related to increasing market awareness. During 2014 we advanced $179,494 to fund the operations of a potential acquisition candidate (the Columbia Star Dinner Train) as we negotiated to purchase the train. These negotiations were subsequently aborted. We consider that it is highly unlikely that Columbia Star Dinner Train has or will have in the future, the funds to repay these advances and consequently have resereved in full against the balance of the receivable.

Legal and professional – related party costs primarily includes costs paid to affiliates for services related to the development of our planned operations in the train travel vertical for 2014 and more so for real estate related development activities in 2015

Other Income and (Expense)

	Year Ended
	December 31,
	2015	2014
Other Income and (Expense)
Loss on the sale of real estate	(3,938)	—
Total other income and (expense)	$(3,938)	$—

Other expense totaled $3,938 and $0 for the year ended December 31, 2015 and 2014, respectively

Liquidity and Capital Resources

Our capital requirements and need for working capital will depend upon numerous factors, including our ability to make accretive acquisitions, increase demand for real estate services, find, secure and monetize real estate investments and our ability to attract and retain key employees.

During the year ended December 31, 2015, because of our operating losses, we did not generate positive operating cash flows. As of December 31, 2015 we had an accumulated deficit of $1,270,518, cash on hand of $127,375 and negative working capital of $196,418. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and related party advances. We are expecting to reduce the need for such short term financing as we build our revenues by growing our business. (See "Plan of Operating and Funding" below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

During 2015, we received $200,000 in the form of a short term advance payable.

Cash used in operating activities was $659,559 for the year ended December 31, 2015 (primarily as a result of the net loss), as compared to $23,955 provided during the year ended December 31, 2014.

Cash provided by investing activities was $51,363 for year ended December 31, 2015, as compared to $220,857 used during the year ended December 31, 2014.

Cash provided by financing activities was $632,247 (primarily from sale of common stock and short term advances), during the year ended December 31, 2015, as compared to $196,902 during the year ended December 31, 2014.

Plan of Operating and Funding

We expect that working capital requirements will continue to be funded through further related party advances and further issuances of securities until our business activities can generate positive cash flow. Our working capital requirements are expected to increase in line with the growth of our business.

We have minimal working capital, nor do we have lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet short-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Going Concern

As a result of our net loss from operations, net cash used in operations and deficit accumulated as of December 31, 2015, our ability to continue as a going concern is in substantial doubt.  Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans from shareholders as necessary, (iv) acquiring existing entertainment trains to generate cash flow from operations.  Although management believes that it will be able to obtain the necessary funding and acquisitions to allow the Company to remain a going concern, and to pursue its’ growth and acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

Contractual Obligations

None.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Note A of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies require us to make critical accounting estimates, as defined below.

A critical accounting estimate is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

•

we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

•

different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

Our most critical accounting estimates include:

•

the recognition and measurement of current and deferred income taxes, which impact our provision for taxes

•

Fair value measurements

Below, we discuss these policies further, as well as the estimates and judgments involved.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current period and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

When accounting for Uncertainty in Income Taxes, first, the tax position is evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company’s utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 — Quoted prices for identical assets and liabilities traded in active exchange markets, such as the national stock exchanges.

Level 2 — Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data. Level 2 also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.

Level 3 — Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single dealer quotes not corroborated by observable market data.

The Company has various processes and controls in place to ensure that fair value is reasonably estimated. Where market information is not available to support internal valuations, independent reviews of the valuations are performed and any material exposures are evaluated.

Recently Issued Accounting Pronouncements

See “NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 8.  Financial and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TurnKey Capital, Inc.

We have audited the accompanying balance sheets of TurnKey Capital, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. TurnKey Capital, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TurnKey Capital, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant amount of accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company PA

Miami Beach, FL

April 19, 2016

TurnKey Capital, Inc.

(formerly Train Travel Holdings, Inc.)

Consolidated Balance Sheets

	December 31,
	2015	2014
Assets
Current Assets
Cash	$127,375	$103,324
Real estate owned	—	51,363
Due from related parties	207,437	227,100
Prepaid insurance	—	1,328
Total current assets	334,812	383,115
Total assets	$334,812	$383,115

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable & accrued expenses	$35,127	$17,881
Accounts payable - related party	70,249	37,513
Advances payable	200,000	—
Advances - related party	225,854	199,106
Total Current Liabilities	531,230	254,500

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 600,000 shares issued and outstanding at December 31, 2015 and 2014.	600	600
Common stock, $0.001 par value, 75,000,000 shares authorized; 38,831,665 and 38,729,165 shares issued and outstanding at December 31, 2015 and 2014, respectively.	38,832	38,729
Additional paid-in capital	1,034,668	681,671
Accumulated deficit	(1,270,518)	(592,385)
Total stockholders' equity (deficit)	(196,418)	128,615
Total liabilities and stockholders' equity (deficit)	$334,812	$383,115

(The accompanying notes are an integral part of these consolidated financial statements)

TurnKey Capital, Inc.

(formerly Train Travel Holdings, Inc.)

Consolidated Statements of Operations

For the Years Ended December 31, 2015 and 2014

	2015	2014
Income
Revenue	$22,138	$—

Expenses
General and administrative	391,135	109,452
Sales and marketing	65,942	184,594
Operations	10,200	—
Legal and professional - related party	195,431	276,113
Legal and professional	33,625	—
Total operating expenses	696,333	570,159
Loss from operations	(674,195)	(570,159)

Other Income and (Expense)
Loss on the sale of real estate	(3,938)	—
Total non-operating income (expense)	(3,938)	—
Earnings before income taxes	(678,133)	(570,159)
Provision for income taxes	—	—
Net loss	$(678,133)	$(570,159)

Net (loss) per common share basic	$(0.02)	$(0.01)

Weighted average common shares outstanding basic	38,733,761	38,729,165

(The accompanying notes are an integral part of these consolidated financial statements)

TurnKey Capital, Inc.

(formerly Train Travel Holdings, Inc.)

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2015 and 2014

	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2013	—	$—	19,400,000	$19,400	$2,800	$(22,226)	$(26)

Issuance of preferred stock for services ($0.006 per share)	600,000	600	—	—	174,000	—	174,600
Issuance of shares of common stock in settlement of non-interest bearing advances-related party ($0.006 per share)	—	—	3,991,665	3,992	19,958	—	23,950
Turnkey Home Buyers USA, Inc. purchase			15,337,500	15,337	484,913	(117,135)	383,115
Net loss	—	—	—	—	—	(453,024)	(453,024)
Balance at December 31, 2014	600,000	600	38,729,165	38,729	681,671	(592,385)	128,615

Sale of common stock in Turnkey Home Buyers USA, Inc.					353,100		353,100
Issuances for prior years investments			102,500	103	(103)		—
Net loss	—	—	—	—	—	(678,133)	(678,133)
Balance at September 30, 2015	600,000	$600	38,831,665	$38,832	$1,034,668	$(1,270,518)	$(196,418)

(The accompanying notes are an integral part of these consolidated financial statements)

TurnKey Capital, Inc.

(formerly Train Travel Holdings, Inc.)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(678,133)	$(570,159)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Share based compensation expense	—	174,600
Write off of bad debt	—	179,494
Changes in assets and liabilities:
(Increase) decrease in other receivables	—	178
(Increase) decrease in other prepaid expenses	1,328	672
Increase (decrease) in accounts payable and accrued expenses	17,246	17,881
Increase (decrease) in related party payable		221,289
Net cash provided by (used) in operating activities	(659,559)	23,955

Cash flows from investing activities:
Loan to Columbia Star Dinner Train	—	(169,494)
Proceeds from real estate sales	114,374	—
Additions to real estate	(63,011)	(51,363)
Net cash provided by (used) in investing activities	51,363	(220,857)

Cash flows from financing activities:
Bank overdraft	—	(10)
Proceeds from the advances payable	200,000	—
Proceeds from the sale of common stock	353,100	—
Due to related parties - other costs	79,147	196,912
Payments of credit line	—	—
Net cash provided by (Used) in financing activities	632,247	196,902

Increase (decrease) in cash	24,051	—
Cash and cash equivalents at beginning of period	103,324	—
Cash and cash equivalents at end of period	$127,375	$—

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$—	$—
Interest paid	$—	$—

Non-cash operating activities:
Settlement of related party advances for 3,991,665 shares of common stock	$—	$23,950

(The accompanying notes are an integral part of these consolidated financial statements)

TURNKEY CAPITAL, INC.

(formerly Train Travel Holdings, Inc.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 1- ORGANIZATION AND GOING CONCERN

Organization and Description of Business

TurnKey Capital, Inc. (formerly Train Travel Holdings, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on September 7, 2012 (“Inception”).

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

Commencing January 23, 2014, our business plan changed to the acquisition and operation of entertainment train companies, as well as managing and providing consulting services to entertainment train companies. Since January 2014 our management has spent all of its time and effort on developing our business plan, including identifying specific entertainment railroad acquisition targets, engaging in discussions with these potential targets to ascertain the potential level of interest, negotiating general terms with targets, and undertaking early stage due diligence of potential targets. As a result, we entered into non-binding letters of intent with two acquisition candidates and subsequently performed initial stage due diligence. In one case, the railroad was in such disrepair we determined the acquisition was not feasible at the price being sought by the target. In another case, we determined the price was too high based on our due diligence and could not reach an agreement with the potential seller. We also entered into a series of agreements to operate a dinner train in Missouri which were subsequently unwound. In light of the forgoing, our management has looked to potential new lines of business in addition to pursuing our current line of business.

On July 6, 2015, the Company completed a share exchange agreement (“the Agreement”) with Turnkey Home Buyers USA, Inc., a Florida corporation (“Turnkey”), TBG Holdings Corporation (“TBG”), each of the Turnkey shareholders and Train Travel Holdings, Inc., a Florida corporation. the Company, Turnkey, TBG and Train Travel Holdings, Inc., a Florida corporation, are all under the common control of Neil Swartz and Tim Hart.

Pursuant to the terms of the Agreement, Turnkey shareholders transferred to the Company all of the issued and outstanding shares of capital stock of Turnkey’s shareholders. In exchange for the acquisition of 100% of Turnkey issued and outstanding shares, the Company issued 15,337,500 shares of its common stock to Turnkey shareholders. Prior to closing, TBG, a principal shareholder of the Company and Turnkey, tendered to Turnkey for cancellation 15,000,000 shares of Turnkey common stock.

The Company shares issued to the Turnkey shareholders were not registered and were issued in a transaction which was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933. Each of the Turnkey shareholders were accredited and no underwriters or placement agents were involved.

As a result of the Agreement, the Turnkey shareholders owned 38.9% of the Company common stock and 58.5% of the fully diluted common stock as a result of their ownership of the outstanding preferred stock.

Due to the common control of Turnkey and the Company, pursuant to ASC 805-50-25, “Transactions Between Entities Under Common Control” and other SEC guidance including for lack of economic substance, the Agreement was accounted for as a transfer of the carrying amounts of assets and liabilities under the predecessor value method of accounting. Financial statement presentation under the predecessor values method of accounting as a result of a business combination between entities under common control requires the receiving entity (i.e., the Company) to report the results of operations as if both entities had always been combined. The consolidated financial statements include both entities’ full results since the inception of Turnkey on September 12, 2014 as follows:

	December 31, 2014
	The Company	Turnkey
	Per Form 10-K	Home Buyers	Combined
	Previously issued	USA, Inc.
Assets
Current Assets
Cash	$—	$103,324	$103,324
Real estate owned	—	51,363	51,363
Due from related parties	—	227,100	227,100
Prepaid insurance	—	1,328	1,328
Total current assets	—	383,115	383,115
Total assets	$—	$383,115	$383,115

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable & accrued expenses	$17,881	$—	$17,881
Accounts payable - related party	37,513	—	37,513
Advances - related party	199,106	—	199,106
Total Current Liabilities	254,500	—	254,500

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 600,000 shares issued and outstanding at December 31, 2014	600	—	600
Common stock, $0.001 par value, 75,000,000 shares authorized;38,831,665 and 38,729,165 shares issued and outstanding at December 31, 2014	23,392	15,337	38,729
Additional paid-in capital	196,758	484,913	681,671
Accumulated deficit	(475,250)	(117,135)	(592,385)
Total stockholders' equity (deficit)	(254,500)	383,115	128,615
Total liabilities and stockholders' equity (deficit)	$—	$383,115	$383,115

	For the period ended December 31, 2014
	The Company	Turnkey
	Per Form 10-K	Home Buyers	Combined
	Previously issued	USA, Inc.
Income
Revenue	$—	$—	$—
Expenses
General and administrative	56,317	53,135	109,452
Sales and marketing	184,594		184,594
Legal and professional - related party	212,113	64,000	276,113
Total operating expenses	453,024	117,135	570,159
Loss from operations	(453,024)	(117,135)	(570,159)
Provision for income taxes	—	—	—
Net loss	$(453,024)	$(117,135)	$(570,159)

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

In September 2014, Turnkey acquired the intellectual properties of Robert Blair Real Estate, which included videos, instructional books, and an established real estate investor education program. Prior to September 2014, Turnkey’s current management team has been mentoring real estate investors for over 20 years, generating millions of dollars in educational revenue, while providing quality wholesale properties for sale or rent. Turnkey and its existing subsidiary, will be run as subsidiary companies and are planning to execute aggressive marketing campaigns and live seminars that will drive traffic to both the education and coaching programs, as well as the wholesale turnkey properties the Turnkey offers to its clients.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of December 31, 2015, the Company had $127,375 of cash and has an accumulated deficit of $1,270,518 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Turnkey Home Buyers USA, Inc. All intercompany transactions and balances have been eliminated in consolidation. The results of our subsidiary are consolidated with the Company’s based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”).

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the years ended December 31, 2015 and 2014.

Stock-Based Compensation

As of December 31, 2015 the Company has not issued any stock-based payments. Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2015 and 2014:

	Years Ended
	December 31,
	2015	2014
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(678,133)	$(570,159)

Denominator:
Weighted average number of common shares outstanding	38,733,761	38,729,165

Basic and diluted EPS	$(0.02)	$(0.01)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Years Ended
	December 31,
	2015	2014
Preferred stock	29,100,000	29,100,000

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

NOTE 3 – REAL ESTATE OWNED

During the year ended December 31, 2015, the Company purchased a residential property for $36,000 and made improvements bringing the total carry cost to $63,110.

During 2015, the Company sold both of its properties resulting in gross proceeds of $114,374 and a $3,938 loss on the disposition of the properties. No depreciation was recorded on the properties.

NOTE 4 – DUE FROM / TO RELATED PARTIES & RELATED PARTY TRANSACTIONS

Amounts due from and to related parties as of December 31, 2015 and December 31, 2014 are detailed below:

	December 31,
	2015		2014
Due from related parties	$207,437	(1)	$227,100	(1)
Accounts payable - related party	(72,443)	(2)	(39,707)	(2)
Advances - related party	(223,660)	(3)	(196,912)	(3)

———————

(1)

As of December 31, 2015, due from related parties primarily represents advances of 1) $166,124 paid to TBG Holdings Corporation owned, in part By Timothy Hart, CFO, for services that are being expensed at a rate of $10,000 per month; 2) $25,000 paid to R3 Accounting owned by Timothy Hart, CFO; and 3) $16,313 paid to Multimedia Platforms, Inc. who’s CFO is Timothy Hart.

(2)

As of December 31, 2015, $6,000 is due to TBG Holdings Corporation for rent and $64,249 is due to R3 Accounting for accounting related services.

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

NOTE 5 – ADVANCES PAYABLE

During the three months ended December 31, 2015, the Company received proceeds of $200,000 for an anticipated business transaction. The details of the transaction were to be negotiated in the first quarter of 2016. Subsequent to December 31, 2015, the terms of the transaction had not been agreed to, thus the Board of Directors has considered various alternatives to satisfy this liability and has proposed to issue 2,000,000 shares of common stock at $.10 per share to consummate the transaction.

NOTE 6 – PREFERRED STOCK

The Company has 1,000,000 preferred shares authorized with a par value of $ 0.001 per share.

On January 23, 2014 the Company authorized the issuance of 600,000 preferred shares convertible into 29,100,000 common shares as compensation for services provided to the Company by its Chairman and Chief Financial Officer. The fair market value of the preferred shares at the date of their issuance was determined by management to be $174,600. The fair market value of the shares of preferred stock at their date of issuance was determined using the price of the most recent sale of the Company’s shares of common stock for cash. The Company did not use the quoted market price of its common shares as there has been no active trading market in the Company’s common shares.

NOTE 7 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. As of December 31, 2015 and 2014, 38,831,665 and, 38,729,165 shares of our common stock were issued and outstanding, respectively.

During November and December 2015, the Company issued 102,500 shares of common stock to prior year investors whose issuances were overlooked.

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

During the year ended December 31, 2015 the Company issued 102,500 shares of it’s common stock to correct errors in issuances related to prior year investments.

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

NOTE 8 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the annual period ended December 31, 2015 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.  There were no additonal disclosures deemed nessecary.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In February 2014, the Company's board of directors engaged Cutler & Co, LLC. Certified Public Accountants, Arvada, Colorado, as the Company's new independent registered public accounting firm and discharged Ronald R. Chadwick, P.C. There have been no disagreements with Cutler & Co, LLC, or our previous independent registered public accounting firm, Ronald R Chadwick, P.C., with respect to accounting and financial disclosure.

In October 2015, the Company's board of directors engaged Baum & Company PA. (“Baum”), as the Company's new independent registered public accounting firm and discharged Cutler & Co, LLC. There have been no disagreements with Baum & Company PA., or our previous independent registered public accounting firm, Cutler & Co, LLC, P.C., with respect to accounting and financial disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Based on this assessment, management believes that as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of December 31, 2015.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name of Officer	Age	Position	Director / Officer Since
Neil Swartz	53	President, CEO, Director	January 23, 2014
Timothy S. Hart	56	Secretary, CFO, Director	January 23, 2014

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

Item 11.  Executive Compensation.

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”) who were serving as executive officers during the fiscal year ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Neil Swartz	2015	—	—	—	—	—	—	—	—
President, CEO	2014	—	—	—	—	—	—	—	—

Timothy Hart	2015	—	—	—	—	—	—	—	—
CFO, Treasurer, Chief Accounting Officer, director and Secretary	2014	—	—	—	—	—	—	—	—

Francisco Magana	2014	—	—	—	—	—	—	—	—
Former President, CEO, CFO, Treasurer, Chief Accounting Officer, director and Secretary

We do not have employment agreements with the CEO or CFO.

Outstanding Equity Awards as Fiscal Year-End

None.

Payments Upon Termination of Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

Compensation of Directors

We do not currently compensate our directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the ownership of the Company’s 38,831,665 shares of common stock issued and outstanding as of December 31, 2015, with respect to: (i) all officers and directors; (ii) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock; and (iii) our directors and executive officers as a group.

Names of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Neil Swartz, Chief Executive Officer	Common	—	—%
Timothy Hart, Chief Financial Officer	Common	—	—%
Train Travel Holdings Inc. (Florida) (1)	Common	10,452,666	26.9%
Officer and Directors as a Group (2 persons)	Common	—	—%

Timothy Hart, Chief Financial Officer	Preferred	300,000	50%
Neil Swartz, Chief Executive Officer	Preferred	300,000	50%
Officers and Directors as a Group (2 persons)(4)	Preferred	600,000	100%

5% Shareholders
Joseph Blair	Common	4,000,000	10.3%

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

We do not have a formal written policy for the review and approval of transactions with related parties. However, our Code of Ethics requires actual or potential conflict of interest to be reported to the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of "related-person transactions" involving the Company or its subsidiaries and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of the company since the beginning of the previous fiscal year, and their immediate family members. the Company is required to report any transaction or series of transactions in which the company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest.

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•

any transaction with another company for which a related person's only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company's shares, if the amount involved does not exceed the greater of $1 million or 2% of that company's total annual revenue;

•

compensation to executive officers determined by the Board;

•

compensation to directors determined by the Board;

•

transactions in which all security holders receive proportional benefits; and

•

banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

The Board reviews transactions involving related persons who are not included in one of the above categories and makes a determination whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. The Board reviews all material facts related to the transaction and takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent of the related person's interest in the transaction; and, if applicable, the availability of other sources of comparable products or services.

In January 2014, the Company issued 600,000 shares of its Series A Preferred Stock, valued at $174,600, to Train Travel Holdings (Florida) in consideration for services rendered and to be rendered to the Company.

Through TBG Holdings Corporation and R3 Accounting, Timothy Hart, the Company’s Chief Financial Officer, provides accounting and other consulting related services to the Company. During the years ended December 31, 2015 and 2014, the company recognized expense related to these services of $188,211 and $45,000, respectively. At December 31, 2015, the Company owed R3 Accounting and TBG Holdings Corporation $64,248 and $6,000, respectively, which is included on the balance sheet under “Accounts payable – related party”.

Review, Approval or Ratification of Transactions with Related Persons

Our unwritten policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire Board for any possible conflicts of interest. In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally. The Board will then document its findings and conclusion in written minutes.

Director Independence

The Company is quoted on the OTCBB inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not currently have an independent director.

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Cutler & Co, our independent registered public accountants for 2015 and 2014 audit.

	Year Ended December 31,
	2015	2014

Audit and Audit Related Fees	$10,000	$7,750
Tax Fees	$—	$—
All Other Fees	$—	$—

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets as of December 31, 2015 and 2014

•

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Deficit For the Years Ended December 31, 2015 and 2014

•

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

•

Notes to Consolidated Financial Statements

2. Exhibits

The exhibits listed in the Exhibit Index below are incorporated herein by reference, and are filed as part of this Form 10-K.

3. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the financial statements or notes described in Item 15(a)(1) above.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation. (Incorporated by reference from Exhibit 3.1 to the to Form S-1 filed with the SEC on January 30, 2013)
3.2

Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (Incorporated by reference from Exhibit 3.3 to the to the Annual Report on Form 10-K filed with the SEC on April 20, 2015)

3.3	Bylaws. (Incorporated by reference from Exhibit 3.2 to the to Form S-1 filed with the SEC on January 30, 2013)
3.4	Certificate of Amendment to Articles of Incorporation (Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 5, 2016)
3.5	Certificate of Amendment of the Bylaws (Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 5, 2016)
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

———————

*

Filed herewith.

**

Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TurnKey Capital, Inc.

Dated: April 27, 2016	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Director (Principle Financial Officer)

Dated: April 27, 2016	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, Director (Principal Executive Officer)