Form 10-K/A
period 2015-12-31
TurnKey Capital, Inc.
filed 2016-05-02
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on April 28, 2016. We are filing this Amendment to amend Item 15 of Part IV of the 2015 Form 10-K to include the XBRL information required by and not included in Part IV of the 2015 Form 10-K.

Except as described above, no other changes have been made to the 2015 Form 10-K. The 2015 Form 10-K continues to speak as of the date of the 2015 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2015 Form 10-K other than as expressly indicated in this Amendment.

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

TurnKey Capital, Inc.

Dated: May 2, 2016	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Director (Principle Financial Officer)

Dated: May 2, 2016	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, Director (Principal Executive Officer)