Form 10-Q
period 2016-03-31
TurnKey Capital, Inc.
filed 2016-05-16
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2016

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

As of May 12, 2016 the issuer had 39,216,665 shares of its common stock issued and outstanding.

TurnKey Capital, Inc.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TurnKey”, the “Company,” “we”, “us”, “our” and similar terms refer to TurnKey Capital, Inc., a Nevada corporation and its wholly owned subsidiary Turnkey Home Buyers USA, Inc.

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$878	$127,375
Due from related parties	181,187	182,437
Prepaid insurance	—	—
Total current assets	182,065	309,812
Total assets	$182,065	$309,812

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable & accrued expenses	$33,340	$35,127
Accounts payable - related party	29,942	45,249
Advances payable	200,000	200,000
Advances - related party	225,337	225,854
Total Current Liabilities	488,619	506,230

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 600,000 shares issued and outstanding at March 31, 2016 and December 31, 2015.	600	600
Common stock, $0.001 par value, 75,000,000 shares authorized; 39,216,665 and 38,831,665 shares issued and outstanding at March 31, 2016 and December 31, 2015.	39,217	38,832
Additional paid-in capital	1,034,283	1,034,668
Accumulated deficit	(1,380,654)	(1,270,518)
Total stockholders' equity (deficit)	(306,554)	(196,418)
Total liabilities and stockholders' equity (deficit)	$182,065	$309,812

(The accompanying notes are an integral part of these consolidated financial statements)

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2016		2015
Income
Revenue	$3,150		$—

Expenses
General and administrative	19,646		38,118
Sales and marketing	26,152		4,171
Operations	—		—
Legal and professional - related party	36,219		71,553
Legal and professional	31,269		56,070
Total operating expenses	113,286		169,912
Loss from operations	(110,136)		(169,912)

Other Income and (Expense)
Loss on the sale of real estate	—		—
Total non-operating income (expense)	—		—
Earnings before income taxes	(110,136)		(169,912)
Provision for income taxes	—		—
Net loss	$(110,136)		$(169,912)

Net (loss) per common share basic	$(0.00)	*	$(0.01)

Weighted average common shares outstanding basic	39,216,665		23,391,665

* Denotes a loss of less than $0.01 per share

(The accompanying notes are an integral part of these consolidated financial statements)

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND DECEMBER 31, 2015

	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2014	600,000	600	38,729,165	38,729	681,671	(592,385)	128,615

Sale of common stock in Turnkey Home Buyers USA, Inc.	—	—	—	—	353,100	—	353,100
Issuances of restricted shares of common stock related to prior years’ PPM adjustment	—	—	102,500	103	(103)	—	—
Net loss	—	—	—	—	—	(678,133)	(678,133)
Balance at December 31, 2015	600,000	600	38,831,665	38,832	1,034,668	(1,270,518)	(196,418)

Issuances of restricted shares of common stock related to prior years’ PPM adjustment	—	—	385,000	385	(385)	—	—

Net loss	—	—	—	—	—	(110,136)	(110,136)
Balance at March 31, 2016	600,000	600	39,216,665	$39,217	$1,034,283	$(1,380,654)	$(306,554)

* as retroactively adjusted for the 5:1 forward split completed April 4, 2014 and purchase of Turnkey Home Buyers USA , Inc. on July 6, 2015.

(The accompanying notes are an integral part of these consolidated financial statements)

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(110,136)	$(169,912)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(1,787)	3,013
Increase (decrease) in related party payable	(14,574)	(54,794)
Net cash provided by (used) in operating activities	(126,497)	(221,693)

Cash flows from investing activities:
Additions to real estate	—	(59,488)
Net cash provided by (used) in investing activities	—	(59,488)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	212,550
Net cash provided by (Used) in financing activities	—	212,550

Increase (decrease) in cash	(126,497)	(68,631)
Cash and cash equivalents at beginning of period	127,375	103,324
Cash and cash equivalents at end of period	$878	$34,693

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$—	$—
Interest paid	$—	$—

(The accompanying notes are an integral part of these consolidated financial statements)

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

In September 2014, Turnkey acquired the intellectual properties of Robert Blair Real Estate, which included videos, instructional books, and an established real estate investor education program. Prior to September 2014, Turnkey’s current management team has been mentoring real estate investors for over 20 years.

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

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at March 31, 2016, the Company had $878 of cash, has incurred losses since Inception of $1,380,654 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of TurnKey Capital Inc. as of March 31, 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include the Company’s wholly-owned subsidiary, Turnkey Home Buyers USA, Inc. from inception on September 12, 2014. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three-month period ended March 31, 2016.

Stock-Based Compensation

As of March 31, 2016 the Company has not issued any stock-based payments. Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(110,136)	$(169,912)

Denominator:
Weighted average number of common shares outstanding	39,216,665	23,391,665

Basic and diluted EPS	$(0.00)	$(0.01)	*

* Denotes a loss of less than $0.01 per share

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

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

NOTE 3 – REAL ESTATE OWNED

During the three months ended March 31, 2016, the Company did not purchase any properties.

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 4 – DUE FROM / TO RELATED PARTIES & RELATED PARTY TRANSACTIONS

Amounts due from and to related parties as of March 31, 2016 and December 31, 2015 are detailed below:

	March 31,		December 31,
	2016		2015
Due from related parties	$181,187	(1)	$182,437	(1)
Accounts payable - related party	(29,942)	(2)	(45,249)	(2)
Advances - related party	(225,337)	(3)	(225,854)	(3)

(1)	Due from related parties represents Turnkey Home Buyers USA, Inc. advances paid to TBG for services that are being expensed at a rate of $10,000 per month.
(2)	Related to accounting services provided by the Company to Travel Train Holdings Florida.
(3)	Non-interest bearing balances are due to Travel Train Holdings Florida, and are repayable on demand.

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

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

NOTE 6 – PREFERRED STOCK

On January 13, 2016, The Company filed a Certificate of Amendment with the State of Nevada to amend its Articles of Incorporation to increase its authorized shares of preferred stock from 1,000,000 to 5,000,000 shares with a par value of $ 0.001 per share.

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

NOTE 7 – COMMON STOCK

As of March 31, 2016 and December 31, 2015, 39,216,665 and 38,831,665 shares of our common stock were issued and outstanding, respectively.

On January 13, 2016, The Company filed a Certificate of Amendment with the State of Nevada to amend its Articles of Incorporation to increase its authorized shares of common stock from 75,000,000 to 750,000,000 shares with a par value of $ 0.001 per share.

During November and December 2015, the Company issued 102,500 restricted shares of common stock related to a prior years’ PPM adjustment.

On July 6, 2015, the Company completed a Share Exchange Agreement for 100% of the issued and outstanding shares of Turnkey Home Buyers USA, Inc. by issuing 15,337,500 shares of common stock. Due to the common control of Turnkey and the Company, pursuant to ASC 805-50-25, “Transactions Between Entities Under Common Control” and other SEC guidance including for lack of economic substance, the Agreement was accounted for as a transfer of the carrying amounts of assets and liabilities under the predecessor value method of accounting. Financial statement presentation under the predecessor values method of accounting requires the receiving entity to report the results of operations as if both entities had always been combined. As a result, the Company has reflected the shares issued pursuant to the Agreement retrospectively.

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

During the three months ended March 31, 2016 the Company issued 385,000 restricted shares of common stock related to a prior years’ PMM adjustment.

NOTE 8 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the quarterly period ended March 31, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.  There were no additonal disclosures deemed nessecary.

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

Turnkey Home Buyers USA Operations

Founded in September 2014, Turnkey offers clients a full suite of services for residential and commercial real estate transactions. Turnkey seeks to generate revenue in three primary ways: coaching and mentoring real estate investors to improve their returns, leasing and sales of quality turnkey rental properties, and brokerage of residential and commercial transactions.

In September 2014, Turnkey acquired the intellectual properties of Robert Blair Real Estate, which included videos, instructional books, and an established real estate investor education program. Prior to September 2014, Turnkey’s current management team has been mentoring real estate investors for over 20 years.

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

As of March 31, 2016, we had negative working capital of $306,554 and cash of $878. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand is not sufficient to enable us to continue operations for the next twelve months. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Month Period Ended March 31, 2015

Revenue

During the three-month period ended March 31, 2016 and 2015, we generated revenues of $3,150 and $0, respectively.

Operating expenses

During the three-month period ended March 31, 2016, we incurred total operating expenses of $113,286 compared to $169,912 incurred for the three months ended March 31, 2015.

During the three-month period ended March 31, 2016, we incurred general and administrative expenses of $19,647 compared to $38,118 incurred for the three months ended March 31, 2015.

General and administrative and professional fee related party expenses incurred during the two periods were generally related to corporate overhead, accounting fees, financial and administrative contracted services, such developmental costs associated with the acquisition and operation of entertainment trains, and marketing expenses.

Legal and professional fees – related party

During the three-month period ended March 31, 2016, we incurred professional fees related party of $36,219 compared to $71,553 for the three months ended March 31, 2015.

Net Losses

Our net loss for the three-month period ended March 31, 2016 was $(110,136) compared to a net loss of $(169,912) for the three months ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016 our current assets were $182,065 compared to $334,812 at December 31, 2015. As of March 31, 2016, our current liabilities were $488,619 compared to $531,230 at December 31, 2015. At March 31, 2016 current liabilities consisted of advances and accounts payable from related parties totaling $255,279 and advances and accounts payable of $233,340. As of December 31, 2015, current liabilities consisted of advances and accounts payable from related parties totaling $271,103 and $235,127 advances and accounts payable.

As at March 31, 2016 the Company had $878 of cash, has incurred losses since inception of $1,380,654 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Stockholders’ deficit increased from $1,270,518 as of December 31, 2015 to $1,380,654 as of March 31, 2016.

Cash Flows from Operating Activities

During the three months ended March 31, 2016, net cash flows used in operating activities was $(126,497) compared to $(221,693) used during the three months ended March 31, 2015.

Cash Flows from Investing Activities

During the three months ended March 31, 2016 we used cash flows in investing activities of $0 compared to cash used of $(59,488) during the three months ended March 31, 2015.

Cash Flows from Financing Activities

During the three months ended March 31, 2016, we generated cash from financing activities of $0 compared to $212,550 during the three months ended March 31, 2015.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party averse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A.

RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINES SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

Exhibits:

No.	Description
31.1*	Certification of Neil Swartz, Chief Executive Officer of TurnKey Capital, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Timothy Hart, Chief Financial Officer of TurnKey Capital, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Neil Swartz, Chairman and Chief Executive Officer of TurnKey Capital, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Timothy Hart, Chief Financial Officer of TurnKey Capital, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.LAE*	XBRL Taxonomy Extension Label Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

———————

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TurnKey Capital, Inc.

Dated: May 12, 2016	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: May 12, 2016	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, principal executive officer