Form 10-Q
period 2016-06-30
TurnKey Capital, Inc.
filed 2016-08-15
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2016

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

As of July 28, 2016 the issuer had 39,216,665 shares of its common stock issued and outstanding.

TurnKey Capital, Inc.

Form 10-Q

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward- looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TurnKey”, the “Company,” “we”, “us”, “our” and similar terms refer to TurnKey Capital, Inc., a Nevada corporation and its wholly owned subsidiary Turnkey Home Buyers USA, Inc.

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$—	$127,375
Due from related parties	151,096	182,437
Total current assets	151,096	309,812
Total assets	$151,096	$309,812

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable & accrued expenses	$44,884	$35,127
Accounts payable - related party	46,224	45,249
Advances payable	200,000	200,000
Advances - related party	225,417	225,854
Total Current Liabilities	516,525	506,230

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 600,000 shares issued and outstanding at June 30, 2016 and December 31, 2015.	600	600
Common stock, $0.001 par value, 750,000,000 shares authorized; 39,216,665 and 38,831,665 shares issued and outstanding at June 30, 2016 and December 31, 2015.	39,217	38,832
Additional paid-in capital	1,034,283	1,034,668
Accumulated deficit	(1,439,529)	(1,270,518)
Total stockholders' equity (deficit)	(365,429)	(196,418)
Total liabilities and stockholders' equity (deficit)	$151,096	$309,812

(The accompanying notes are an integral part of these consolidated financial statements)

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED,		SIX MONTHS ENDED,
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
Income
Revenue	$—	$2,698	$3,150	$2,698

Expenses
General and administrative	5,937	79,049	25,583	17,167
Sales and marketing	—	9,154	26,152	13,325
Legal and professional - related party	46,281	49,654	82,500	221,207
Legal and professional	6,657	64,368	37,926	120,438
Total operating expenses	58,875	202,225	172,161	372,137
Earnings (loss) before income taxes	(58,875)	(199,527)	(169,011)	(369,439)
Provision for income taxes	—	—	—	—
Net (loss)	$(58,875)	$(199,527)	$(169,011)	$(369,439)

Net (loss) per common share basic	$— *	$(.01) *	$—	$(.01) *

Weighted average common shares outstanding basic	39,216,665	23,391,665	38,827,727	23,391,665

* Denotes a loss of less than $0.01 per share

(The accompanying notes are an integral part of these consolidated financial statements)

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(169,011)	$(369,439)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	9,757	10,468
Increase (decrease) in related party payable	31,879	16,474
Due to related parties – management expenses	—	29,648
Increase (decrease) in prepaid expenses	—	1,328
Net cash provided by (used) in operating activities	(127,375)	(311,521)

Cash flows from investing activities:
Additions to real estate	—	(62,806)
Net cash provided by (used) in investing activities	—	(62,806)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	300,350
Net cash provided by (Used) in financing activities	—	300,350

Increase (decrease) in cash	(127,375)	(73,977)
Cash and cash equivalents at beginning of period	127,375	103,324
Cash and cash equivalents at end of period	$—	$29,347

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$—	$—
Interest paid	$—	$—

(The accompanying notes are an integral part of these consolidated financial statements)

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

Commencing January 23, 2014, our business plan changed to the acquisition and operation of entertainment train companies, as well as managing and providing consulting services to entertainment train companies. Since January 2014 our management has spent all of its time and effort on developing our business plan, including identifying specific entertainment railroad acquisition targets, engaging in discussions with these potential targets to ascertain the potential level of interest, negotiating general terms with targets, and undertaking early stage due diligence of potential targets. As a result, we entered into non-binding letters of intent with two acquisition candidates and subsequently performed initial stage due diligence. In one case, the railroad was in such disrepair we determined the acquisition to not be feasible at the price being sought by the target. In another case, we determined the price was too high based on our due diligence and could not reach an agreement with the potential seller. We also entered into a series of agreements to operate a dinner train in Missouri which were subsequently unwound. In light of the forgoing, our management has looked to potential new lines of business in addition to pursuing our current line of business. We discontinued this line of business.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of June 30, 2016, the Company had $0 of cash, has incurred losses since inception of $1,439,529 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements.  Interim results are not necessarily indicative of results for a full year.  In the opinion of the management, all adjustments considered necessary for a fair representation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable, accrued liabilities and related party advances approximate their fair value because of the short- term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Real Estate Owned and Held-For-Sale

When we purchase real estate owens and held for sale we allocate the purchase price of our operating properties to land and building and to any other identified intangible assets or liabilities. We finalize our purchase price allocation on these assets within one year of the acquisition date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the six-month period ended June 30, 2016.

Stock-Based Compensation

As of June 30, 2016 the Company has not issued any stock-based payments. Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

Following is the computation of basic and diluted net loss per share for the six months ended June 30, 2016 and 2015:

Basic and Diluted EPS Computation

	Six Months Ended
	June 30,
	2016		2015
Numerator:
Loss available to common stockholders'	$(169,011)		$(369,439)

Denominator:
Weighted average number of common shares outstanding	38,827,727		23,391,665

Basic and diluted EPS	$(0.00)	*	$(0.01)	*

*

Denotes a loss of less than $0.01 per share

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti- dilutive are as follows (in common stock equivalent shares):

Preferred stock convertible into common stock	29,100,000	29,100,000

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

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

NOTE 3 – DUE FROM / TO RELATED PARTIES & RELATED PARTY TRANSACTIONS

Amounts due from and to related parties as of June 30, 2016 and December 31, 2015 are detailed below:

	June 30,		December 31,
	2016		2015
Due from related parties	$151,096	(1)	$182,437	(1)
Accounts payable - related party	(46,224)	(2)	(45,249)	(2)
Advances - related party	(225,417)	(3)	(225,854)	(3)

(1)

Due from related parties represents Turnkey Home Buyers USA, Inc. advances paid to TBG for services that are being expensed at a rate of $10,000 per month.

(2)

Related to accounting services.

(3)

Non-interest bearing balances are due to Travel Train Holdings Florida, and are repayable on demand.

NOTE 4 – ADVANCES PAYABLE

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

NOTE5 – PREFERRED STOCK

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

.

On January 13, 2016, The Company filed a Certificate of Amendment with the State of Nevada to amend its Articles of Incorporation to increase its authorized shares of common stock from 75,000,000 to 750,000,000 shares with a par value of $ 0.001 per share.

During 2015 and 2016, the Company issued 487,500 restricted shares of common stock related to a prior years’ PPM adjustment.

TURNKEY CAPITAL, INC.

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

NOTE 7 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the quarterly period ended June 30, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. There were no additional disclosures deemed necessary.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report on Form 10-Q and other reports filed by Train Travel from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward- looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in elsewhere in this report, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Turnkey Home Buyers USA Operations

Founded in September 2014, Turnkey will offer clients a full suite of services for residential and commercial real estate transactions. Turnkey seeks to generate revenue in three primary ways: coaching and mentoring real estate investors to improve their returns, leasing and sales of quality turnkey rental properties, and brokerage of residential and commercial transactions.

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

The Company’s business plan is to purchase and sell residential real estate in the Florida market. The Company has expanded its business plan by seeking investment properties in strong residential real estate markets throughout the United States. The Company is currently negotiating with a developer in Oklahoma who own portfolios of properties and are showing an interest to sell their portfolio properties to the Company. The Company is offering other realators residential investment properties through its program titled “Deal of the Day.” The properties are offered to prospective buyers, on a daily basis, who will have the opportunity to participate in the Company’s educational program and use that knowledge to purchase these properties being offered and turn the properties into residential rental properties that they own and manage. The Company seeks out financial institutions and private lenders that will provide financing for these individuals who participate the Deal of the Day. The Company also provides real estate management consulting services.

The Turnkey educational program will offer clients direct relationships with a team of experts in different niches of real estate, allowing them to gain a competitive advantage in their real estate investing careers. Each client will be assigned a personal mentor, based on their specific real estate investing goals, who will provide support through phone and email to address their most time sensitive real estate questions. The personal mentor will work with clients to analyze deals, helping to mitigate risk and maximize profitability of each potential real estate investment. Management believes three of the primary factors in real estate investing success are experience, time-tested strategies, and proven techniques - which is why Turnkey’s educational program creates a collaborative environment. By joining Turnkey educational program, clients will gain access to a fulfillment platform that allows clients to collaborate, share experiences and benefit from Turnkey’s national buying power.

Turnkey’s educational program will offer clients an affordable specialized educational curriculum based on their specific goals, experience levels and time commitments. This includes creating a weekly action plan to organize and prioritize what each client needs to execute on a day to day basis as well as providing the essential documents and resources needed to complete the action plan, including training modules, step-by-step videos and downloadable implementation checklists. Clients will have access to on demand weekly training webinars, where mentors review the elements of closing deals, from fundamental lead-generation marketing campaigns, deal analysis, to available financing options, writing risk-free contracts and submitting profitable offers. These webinars are designed to help clients develop their entrepreneurial skills and master the implementation of the crucial aspects of their real estate careers. Management believes that one of the best ways for entrepreneurs to grow professionally is through case studies not only from coaches, but also from students. To foster educational growth, clients who recently completed deals will also conduct live case studies, allowing members to have a comprehensive view of the deal including, the obstacles they encountered and how challenges were overcome in the process. These are programs we will offer when we fully fund our business plan.

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

As of June 30, 2016, we had negative working capital of $365,429 and cash of $0. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand is not sufficient to enable us to continue operations for the next twelve months. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three Months Ended June 30, 2016 Compared to the Three Month Period Ended June 30, 2015 Revenue

During the three-month period ended June 30, 2016 and 2015, we generated revenues of $0 and $2,698, respectively. The decrease is due to no real estate consulting sales in the three months ended June 30, 2016.

Operating expenses

During the three-month period ended June 30, 2016, we incurred total operating expenses of $58,875 compared to $202,225 incurred for the three months ended June 30, 2015. The decrease in operating expenses were due to a decrease in general and administrative expenses, and a decrease in legal and professional fees and a decrease in sales and marketing expenses.

During the three-month period ended June 30, 2016, we incurred general and administrative expenses of $5,937 compared to $79,049 incurred for the three months ended June 30, 2015.

General and administrative and professional fee related party expenses incurred during the two periods were generally related to corporate overhead, accounting fees, financial and administrative contracted services, such developmental costs associated with the acquisition and operation of entertainment trains, and marketing expenses. The decrease is due to a cutting of expenses and relocating the Turnkey sales office.

Legal and professional fees – related party

During the three-month period ended June 30, 2016, we incurred professional fees related party of $46,281 compared to $49,654 for the three months ended June 30, 2015.

Net Losses

Our net loss for the three-month period ended June 30, 2016 was $(58,875) compared to a net loss of $(199,527) for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to the Six Month Period Ended June 30, 2015

Revenue

During the six-month period ended June 30, 2016 and 2015, we generated revenues of $3,150 and $2,698, respectively.

Operating expenses

During the six-month period ended June 30, 2016, we incurred total operating expenses of $172,161 compared to $372,137 incurred for the six months ended June 30, 2015. The decrease in operating expenses were due to a decrease in general and administrative expenses, a decrease in legal and professional fees – related parties and a decrease in legal and professional fees.

During the six-month period ended June 30, 2016, we incurred general and administrative expenses of $25,583 compared to $17,167 incurred for the six months ended June 30, 2015.

General and administrative and professional fee related party expenses incurred during the two periods were generally related to corporate overhead, accounting fees, financial and administrative contracted services, such developmental costs associated with the acquisition and operation of entertainment trains, and marketing expenses.

Legal and professional fees – related party

During the six-month period ended June 30, 2016, we incurred professional fees related party of $82,500 compared to $221,207 for the six months ended June 30, 2015. The decrease is due to a reduction in activity and streamlining expenses.

Net Losses

Our net loss for the six-month period ended June 30, 2016 was $(169,011) compared to a net loss of $(372,137) for the six months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016 our current assets were $151,096 compared to $309,812 at December 31, 2015. As of June 30, 2016, our current liabilities were $516,525 compared to $506,230 at December 31, 2015. At June 30, 2016 current liabilities consisted of advances and accounts payable from related parties totaling $271,641 and advances and accounts payable of $244,884. As of December 31, 2015, current liabilities consisted of advances and accounts payable from related parties totaling $271,103 and $235,127 advances and accounts payable.

As at June 30, 2016 the Company had $0 of cash, has incurred losses since inception of $1,439,529 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Stockholders’ deficit increased from $196,418 as of December 31, 2015 to $365,429 as of June 30, 2016.

Cash Flows from Operating Activities

During the six months ended June 30, 2016, net cash flows used in operating activities was $(127,375) compared to $(311,521) used during the six months ended June 30, 2015.

Cash Flows from Investing Activities

During the six months ended June 30, 2016 we used cash flows in investing activities of $0 compared to cash used of $62,806 during the six months ended June 30, 2015. The increase is due to the purchase of investment property.

Cash Flows from Financing Activities

During the six months ended June 30, 2016, we generated cash from financing activities of $0 compared to $300,350 during the six months ended June 30, 2015.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

TurnKey Capital, Inc.

Dated: August 15, 2016	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: August 15, 2016	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, principal executive officer