Form 10-Q
period 2016-09-30
TurnKey Capital, Inc.
filed 2016-11-14
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2016

or

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

As of November 11, 2016 the issuer had 39,216,665 shares of its common stock issued and outstanding.

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

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$—	$127,375
Due from related parties	121,051	182,437
Total current assets	121,051	309,812
Total assets	$121,051	$309,812

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable & accrued expenses	$52,084	$35,127
Accounts payable - related party	51,524	45,249
Advances payable	200,000	200,000
Advances - related party	225,417	225,854
Total Current Liabilities	529,025	506,230

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 600,000 shares issued and outstanding at September 30, 2016 and December 31, 2015.	600	600
Common stock, $0.001 par value, 75,000,000 shares authorized; 39,216,665 and 38,831,665 shares issued and outstanding at September 30, 2016 and December 31, 2015.	39,217	38,832
Additional paid-in capital	1,034,283	1,034,668
Accumulated deficit	(1,482,074)	(1,270,518)
Total stockholders' equity (deficit)	(407,974)	(196,418)
Total liabilities and stockholders' equity (deficit)	$121,051	$309,812

(The accompanying notes are an integral part of these consolidated financial statements)

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED,		NINE MONTHS ENDED,
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
Income
Revenue	$5,375	$18,571	$8,525	$21,269

Expenses
General and administrative	8	88,690	25,591	224,682
Sales and marketing	—	—	26,152	—
Legal and professional - related party	40,675	41,462	123,175	162,669
Legal and professional	7,237	44,102	45,163	159,040
Total operating expenses	47,920	174,254	220,081	546,391
Earnings before income taxes	(42,545)	(155,683)	(211,556)	(525,122)
Provision for income taxes	—	(8,299)	—	(8,299)
Net loss	$(42,545)	$(163,982)	$(211,556)	$(533,421)

Net (loss) per common share basic	$— *	$— *	$(0.01)	$(0.01)

Weighted average common shares outstanding basic	39,100,041	38,729,165	39,100,041	38,729,165

* Denotes a loss of less than $0.01 per share

(The accompanying notes are an integral part of these consolidated financial statements)

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(211,556)	$(533,421)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Changes in assets and liabilities:
(Increase) decrease in other prepaid expenses	—	1,328
Increase (decrease) in accounts payable and accrued expenses	16,957	10,371
Increase (decrease) in related party payable	67,224	—
Net cash provided by (used) in operating activities	(127,375)	(521,722)

Cash flows from investing activities:
Additions to real estate	—	(63,011)
Net cash provided by (used) in investing activities	—	(63,011)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	353,100
Due to related parties - other costs	—	136,087
Net cash provided by (Used) in financing activities	—	489,187

Increase (decrease) in cash	(127,375)	(95,546)
Cash and cash equivalents at beginning of period	127,375	103,324
Cash and cash equivalents at end of period	$—	$7,778

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$—	$8,299
Interest paid	$—	$—

(The accompanying notes are an integral part of these consolidated financial statements)

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

In pursuit of our existing real estate business, on September 15, 2016 Turnkey entered an asset purchase agreement with ECP Capital Partners, Inc. Pending due diligence and a final closing, in exchange for 5,000,000 shares of Turnkey (convertible into 28,800,083 shares of the Company) the agreement would provide two vacant lots in a Port Charlotte real estate development, and option to purchase another 20 additional lots in the same development, and the rights and title to certain assets associated with Castle Capital Development Group. Due diligence for this transaction is currently underway.

On September 1, 2016, the Company formed a new subsidiary, Remote Office Management, Inc. (“ROM”) to market bundled accounting and computer/IT services. Simultaneously, ROM entered into an professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company) and PC Lauderdale (an unrelated computer/IT company). The purpose of the agreement was to form a joint venture where by these entities would cross market professional services under ROM for one stop computer/IT and accounting services.

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

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

On January 23, 2014, in Lieu of a Special Meeting the Board of Directors of the Company, we accepted the resignation of Magana and elected Neil Swartz to the positions of Director, President and CEO of the Company and Timothy Hart to the positions of Director, Secretary and CFO.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of September 30, 2016, the Company had $0 of cash, has incurred losses since Inception of $1,482,074 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

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

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the nine-month period ended September 30, 2016.

Stock-Based Compensation

As of September 30, 2016 the Company has not issued any stock-based payments. Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Following is the computation of basic and diluted net loss per share for the nine months ended September 30, 2016 and 2015:

Basic and Diluted EPS Computation

	Nine Months Ended
	September 30,
	2016	2015
Numerator:
Loss available to common stockholders'	$(211,556)	$(533,421)

Denominator:
Weighted average number of common shares outstanding	39,100,041	38,729,165

Basic and diluted EPS	$(0.01)	$(0.01)

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

NOTE 3 – REAL ESTATE OWNED

During the nine months ended September 30, 2016, the Company did not purchase any properties.

NOTE 4 – DUE FROM / TO RELATED PARTIES & RELATED PARTY TRANSACTIONS

Amounts due from and to related parties as of September 30, 2016 and December 31, 2015 are detailed below:

	September 30,		December 31,
	2016		2015
Due from related parties	$121,051	(1)	$182,437	(1)
Accounts payable - related party	(51,524)	(2)	(45,249)	(2)
Advances - related party	(225,417)	(3)	(225,854)	(3)

(1)

Due from related parties represents Turnkey Home Buyers USA, Inc. advances paid to TBG for services that are being expensed at a rate of $10,000 per month.

(2)

Related to accounting services provided by the Company to Travel Train Holdings Florida.

(3)

Non-interest bearing balances are due to Travel Train Holdings Florida, and are repayable on demand.

All of the Company’s revenue were earned by a subsidiary controlled by Timothy Hart, a director, secretary and CFO of the Company.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

(FORMERLY TRAIN TRAVEL HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

NOTE 7 – COMMON STOCK

As of September 30, 2016 and December 31, 2015, 39,216,665 and 38,831,665 shares of our common stock were issued and outstanding, respectively.

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

NOTE 8 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the quarterly period ended September 30, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. There were no additional disclosures deemed necessary.

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

In pursuit of our existing real estate business, on September 15, 2016 Turnkey entered an asset purchase agreement with ECP Capital Partners, Inc. Pending due diligence and a final closing, in exchange for 5,000,000 shares of Turnkey (convertible into 28,800,083 shares of the Company) the agreement would provide two vacant lots in a Port Charlotte real estate development, and option to purchase another 20 additional lots in the same development, and the rights and title to certain assets associated with Castle Capital Development Group. Due diligence for this transaction is currently underway.

On September 1, 2016, the Company formed a new subsidiary, Remote Office Management, Inc. (“ROM”) to market bundled accounting and computer/IT services. Simultaneously, ROM entered into an professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company) and PC Lauderdale (an unrelated computer/IT company). The purpose of the agreement was to form a joint venture where by these entities would cross market professional services under ROM for one stop computer/IT and accounting services.

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

As of September 30, 2016, we had negative working capital of $407,974 and cash of $0. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand is not sufficient to enable us to continue operations for the next twelve months. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Month Period Ended September 30, 2015 Revenue

During the three-month period ended September 30, 2016 and 2015, we generated revenues of $5,375 and $18,571, respectively. The revenue in the three-month period ended September 30, 2016 related to the ROM professional services agreement that was recently executed. The revenue in the three-month period ended September 30, 2015 related to real estate consulting.

Operating expenses

During the three-month period ended September 30, 2016, we incurred total operating expenses of $47,920 compared to $174,254 incurred for the three months ended September 30, 2015.

During the three-month period ended September 30, 2016, we incurred general and administrative expenses of $8 compared to $88,690 incurred for the three months ended September 30, 2015.

General and administrative and professional fee related party expenses incurred during the two periods were generally related to corporate overhead, accounting fees, financial and administrative contracted services, such developmental costs associated with the acquisition and operation of entertainment trains, and marketing expenses.

Legal and professional fees – related party

During the three-month period ended September 30, 2016, we incurred professional fees related party of $40,675 compared to $41,462 for the three months ended September 30, 2015.

Net Losses

Our net loss for the three-month period ended September 30, 2016 was $(42,545) compared to a net loss of $(163,982) for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to the Nine Month Period Ended September 30, 2015

Revenue

During the nine-month period ended September 30, 2016 and 2015, we generated revenues of $8,525 and $21,269, respectively. The revenue in the nine-month period ended September 30, 2016 related to the ROM professional services agreement that was recently executed. The revenue in the nine-month period ended September 30, 2015 related to real estate consulting.

Operating expenses

During the nine-month period ended September 30, 2016, we incurred total operating expenses of $220,081 compared to $546,391 incurred for the nine months ended September 30, 2015.

During the nine-month period ended September 30, 2016, we incurred general and administrative expenses of $25,591 compared to $224,682 incurred for the nine months ended September 30, 2015.

General and administrative and professional fee related party expenses incurred during the two periods were generally related to corporate overhead, accounting fees, financial and administrative contracted services, such developmental costs associated with the acquisition and operation of entertainment trains, and marketing expenses.

Legal and professional fees – related party

During the nine-month period ended September 30, 2016, we incurred professional fees related party of $123,175 compared to $162,669 for the nine months ended September 30, 2015.

Net Losses

Our net loss for the nine-month period ended September 30, 2016 was $(211,556) compared to a net loss of $(533,421) for the nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016 our current assets were $121,051 compared to $309,812 at December 31, 2015. As of September 30, 2016, our current liabilities were $529,025 compared to $506,230 at December 31, 2015. At September 30, 2016 current liabilities consisted of advances and accounts payable from related parties totaling $276,941 and advances and accounts payable of $252,084. As of December 31, 2015, current liabilities consisted of advances and accounts payable from related parties totaling $271,103 and $235,127 advances and accounts payable.

As at September 30, 2016 the Company had $0 of cash, has incurred losses since inception of $1,482,074 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Stockholders’ deficit increased from $196,418 as of December 31, 2015 to $407,974 as of September 30, 2016.

Cash Flows from Operating Activities

During the nine months ended September 30, 2016, net cash flows used in operating activities was $(127,375) compared to $(521,722) used during the nine months ended September 30, 2015.

Cash Flows from Investing Activities

During the nine months ended September 30, 2016 we used cash flows in investing activities of $0 compared to cash used of (63,011) during the nine months ended September 30, 2015.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016, we generated cash from financing activities of $0 compared to $489,187 during the nine months ended September 30, 2015.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

TurnKey Capital, Inc.

Dated: November 14, 2016	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: November 14, 2016	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, principal executive officer