Form 10-K
period 2016-12-31
TurnKey Capital, Inc.
filed 2017-04-13
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was $22,703,199  as computed by reference to the price at which the common equity was last sold, which was $0.80 on that date.

As of March 24, 2017, the Registrant had 39,216,665 shares of common stock outstanding.

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

On September 1, 2016, the Company formed a new subsidiary, Remote Office Management, Inc. (“ROM”) to market bundled accounting and computer/IT services. Simultaneously, ROM entered into a professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company) and PC Lauderdale (an unrelated computer/IT company). The purpose of the agreement was to form a joint venture where by these entities would cross market professional services under ROM for one stop computer/IT and accounting services.

In pursuit of our existing real estate business, on September 15, 2016 Turnkey entered an asset purchase agreement with ECP Capital Partners, Inc. Pending due diligence and a final closing, in exchange for 5,000,000 shares of Turnkey (convertible into 28,800,083 shares of the Company’s common stock) the agreement would provide two vacant lots in a Port Charlotte real estate development, and option to purchase another 20 additional lots in the same development, and the rights and title to certain assets associated with Castle Capital Development Group. Due diligence for this transaction is currently underway. As of the date of this report, the transaction has not been consummated and has been rescinded.

On November 1, 2016, the Company signed a letter of intent with Ticket Corp. to establish a partnership. Ticket Corp. provides consumers access to tickets, merchandise, news, social media, and performance dates through its mobile app. The Company will provide consulting services in the form of financial and strategic guidance and resources. As of the date of this report, the transaction has not been consummated and has been rescinded.

On December 22, 2016, the Company signed a 10-year licensing agreement (“Agreement with Brand Strategy Group Intl. (“BSGI”)). The Agreement gives the Company the rights to all the assets, tangible and intangible, owned by BSGI that are used in, or necessary for the conduct of, its Phillip Acker apparel business including the Phillip Acker name and all related intellectual property as well as the goodwill associated with the foregoing. As of the date of this report, the transaction has not been consummated and has been recinded.

On February 1, 2017, the Company signed a licensing agreement (“Agreement with Active Lab International, Inc. (“ALI”)). The Agreement gives the Company the rights to all the assets, tangible and intangible, owned by ALI that are used in, or necessary for the conduct of, its Citris Defense personal care business including the Citris Defence name and all related intellectual property as well as the goodwill associated with the foregoing.

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

Web Site

We maintain a website at http://turnkeyhomebuyersusa.com/.  This website is not incorporated in this Form 10-K.

Employees

As of December 31, 2016, the Company had no full-time employees. The Company utilizes contract labor as needed. The management fee paid to TBG compensates Timothy Hart for his services.

Item 1A.  Risk Factors.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

We have limited sales and financial history and cannot assure you that we will be profitable in the foreseeable future.

We had limited revenue in 2016; we may never become profitable. We expect our expenses will increase for the foreseeable future as we seek to start operations. It is difficult to accurately forecast Turnkey’s revenues and operating results and they could fluctuate in the future At times, these fluctuations may be significant.

We will depend on the services of our executives.

We depend on the services of our executive officers, director and outside contractors. To date we have not entered into any employment agreements with our executives. The loss of the services of any of our executives could materially harm our business. In addition, we do not presently maintain a key-man life insurance policy on any of our officers or directors.

Risks Related to the Company

General economic conditions, industry cycles, financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance.

General economic conditions, industry cycles, financial, business and other factors may affect our operations. If we cannot generate sufficient cash flow from operations in the future, we may, among other things, be required to take one or more of the following actions:

•

seek additional financing in the debt or equity markets;

•

refinance or restructure all or a portion of our indebtedness;

•

sell selected assets;

•

reduce or delay planned capital expenditures; or

•

discontinue operations.

In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms, which may prevent us from future expansion and growth in new markets and, thus, negatively affect our business and financial condition.

RISKS RELATED TO OUR COMMON STOCK

The market for our common stock is extremely limited and sporadic.

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol “TKCI”. The market for our common stock is extremely limited and sporadic. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Market is not a stock exchange, and trading of securities in the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange such as Nasdaq or the NYSE MKT. Accordingly, stockholders may have difficulty reselling any of their shares.

The tradability of our common stock is limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell the shares.

Because the quoted price of our common stock is less than $5.00 per share and we do not meet certain other exemptions, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our Articles of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our principal stockholders, including our CEO, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.

The principal holders of our common stock, including TBG, and our CEO, have voting control. Because of their stock ownership, they are in a position to significantly influence membership of our board of directors, as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as the rules enacted by the SEC, the stock exchanges, including the New York Stock Exchange, NYSE MKT and the Nasdaq Stock Market require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges. Our common stock is quoted in the over the counter market and we are not presently required to comply with many of the corporate governance provisions. Because we chose to avoid incurring the substantial additional costs associated with voluntary compliance, we have not yet adopted these measures. We do not currently have independent audit or compensation committees. As a result, directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations as a result thereof.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company’s corporate headquarters are located at 2929 E. Commercial Blvd, PH-D, Fort Lauderdale, Florida 33308, which is the office of our principal shareholder. Our phone number is (954) 440-4678. Rent is charged at the rate of $2,000 per month on a month-to-month basis. The management fee paid to TBG provides the office space to the Company.

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

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Over the Counter Markets Group Inc. QB tier (the “OTCQB”) under the symbol “TKCI.”

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Calendar Quarter Ended:

	High	Low
2016
March 31	$0.50	$0.14
June 30	$0.26	$0.11
September 30	$0.20	$0..07
December 31	$0.13	$0.02

2015
March 31	$1.00	$0.35
June 30	$1.49	$0.51
September 30	$0.80	$0.23
December 31	$0.58	$0.20

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

Holders

As of March 24, 2017, there are approximately 162 stockholders of record of our common stock. A majority of our common stock are held in “street name” or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Penny Stock

Our common stock trades at less than $5.00 per share and is therefore subject to the Securities and Exchange Commission’s penny stock rules.

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

Turnkey Operations

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

On September 1, 2016, the Company formed a new subsidiary, Remote Office Management, Inc. (“ROM”) to market bundled accounting and computer/IT services. Simultaneously, ROM entered into a professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company) and PC Lauderdale (an unrelated computer/IT company). The purpose of the agreement was to form a joint venture where by these entities would cross market professional services under ROM for one stop computer/IT and accounting services.

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

As of December 31, 2016, we had negative working capital of $461,692 and cash of $1,244. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand is not sufficient to enable us to continue operations for the next twelve months. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Revenue

During the year ended December 31, 2016, we generated revenues of $20,075 as compared to $22,138 during the year ended December 31, 2015.  For the year ended December 31, 2016, we generated revenue of $16,925 from accounting and computer/IT services. Our Turnkey business generated revenue of $22,138 from real estate rentals and coaching for the year ended December 31, 2015.

Operating Expenses

A summary of our operating expense for the years ended December 31, 2016 and 2015 follows:

	Year Ended
	December 31,		Increase /
	2016	2015	(Decrease)
Operating expense
General and administrative	$77,742	$391,135	$(313,393)
Sales and marketing	29,287	65,942	(36,655)
Operations	825	10,200	(9,375)
Legal and professional - related party	166,338	195,431	(29,093)
Legal and professional	11,157	33,625	(22,468)
Total operating expense	$285,349	$696,333	$(410,984)

General and administrative ("G&A") costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. G&A costs decreased during the year ended December 31, 2016 compared to the year ended December 31, 2015 due to decreases in professional fees, outside services, personnel and travel.

Sales and marketing ("S&M") costs include costs to promote and sell our products and exclude stock compensation costs. S&M costs decreased during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to a decrease in commissions and coaching fees, offset by increased costs related to contract labor.

Legal and professional – related party costs primarily include costs paid to affiliates for services related to the development of our planned operations in  real estate related development activities in 2016 and 2015.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions, increase demand for real estate services, find, secure and monetize real estate investments and our ability to attract and retain key employees.

During the year ended December 31, 2016, because of our operating losses, we did not generate positive operating cash flows. As of December 31, 2016 we had an accumulated deficit of $1,535,792, cash on hand of $1,244 and negative working capital of $261,692. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and related party advances. We are expecting to reduce the need for such short term financing as we build our revenues by growing our business. (See "Plan of Operating and Funding" below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash used in operating activities was $1,244 for the year ended December 31, 2016, as compared to $553,100 during the year ended December 31, 2015.

TBG will continue to provide support services until sufficient capital is raised.

Cash provided by investing activities was $0 for year ended December 31, 2016, as compared to $51,363 during the year ended December 31, 2015.

Cash provided by financing activities was $133,016 during the year ended December 31, 2016, as compared to $632,247 during the year ended December 31, 2015.

Plan of Operating and Funding

We expect that working capital requirements will continue to be funded through further related party advances and further issuances of securities until our business activities can generate positive cash flow. Our working capital requirements are expected to increase in line with the growth of our business.

We have minimal working capital, nor do we have lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments and related party advances. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet short-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Going Concern

As a result of our net loss from operations, net cash used in operations and deficit accumulated as of December 31, 2016, our ability to continue as a going concern is in substantial doubt.  Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans from shareholders as necessary, (iv) acquiring existing entertainment trains to generate cash flow from operations.  Although management believes that it will be able to obtain the necessary funding and acquisitions to allow the Company to remain a going concern, and to pursue its’ acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Item 8.  Financial and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	13

Consolidated Balance Sheets as of December 31, 2016 and 2015	14

Consolidated Statements of Operations for the Years
Ended December 31, 2016 and 2015	15

Consolidated Statements of Stockholders’ Deficit for the Years Ended
December 31, 2016 and 2015	16

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2016 and 2015	17

Notes to Consolidated Financial Statements	18

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TurnKey Capital, Inc.

We have audited the accompanying consolidated balance sheets of TurnKey Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2016 and 2015. TurnKey Capital, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TurnKey Capital, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant amount of accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company PA

Miami Beach, FL

March 22, 2017

TurnKey Capital, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Current Assets
Cash	$1,244	$127,375
Total current assets	1,244	127,375
Total assets	$1,244	$127,375

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses	$56,777	$35,127
Accounts payable - related party	54,726	70,249
Advances - related party	151,433	18,417
Total Current Liabilities	262,936	123,793

Long Term Liabilities
Advances payable	200,000	200,000

Commitments and contingencies

Stockholders' Deficit
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized; 600,000 shares issued and outstanding at December 31, 2016 and 2015.	600	600
Common stock, $0.001 par value, 750,000,000 shares authorized;39,216,665 and 39,216,665 shares issued and outstanding at December 31, 2016 and 2015, respectively.	39,217	39,217
Additional paid-in capital	1,034,283	1,034,283
Accumulated deficit	(1,535,792)	(1,270,518)
Total stockholders' deficit	(461,692)	(196,418)
Total liabilities and stockholders' deficit	$1,244	$127,375

(The accompanying notes are an integral part of these consolidated financial statements)

TurnKey Capital, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2016 and 2015

	2016	2015
Income
Revenue	$20,075	$22,138

Expenses
General and administrative	78,567	401,335
Sales and marketing	29,287	65,942
Professional fees - related party	166,338	195,431
Legal and professional	11,157	33,625
Total operating expenses	285,349	696,333
Loss from operations	(265,274)	(674,195)

Other Income and (Expense)
Loss on the sale of real estate	—	(3,938)
Total non-operating income (expense)	—	(3,938)
Earnings before income taxes	(265,274)	(678,133)
Provision for income taxes	—	—
Net loss	$(265,274)	$(678,133)

Net (loss) per common share basic	$(0.01)	$(0.02)

Weighted average common shares outstanding basic	39,216,665	38,733,761

(The accompanying notes are an integral part of these consolidated financial statements)

TurnKey Capital, Inc. and Subsidiaries

Consolidated Statement Stockholders' Deficit

For the Years Ended December 31, 2016 and 2015

	Convertible Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2014	600,000	$600	39,216,665	$39,217	$681,183	$(592,385)	$128,615

Sale of common stock in Turnkey Home Buyers USA, Inc.					353,100		353,100
Net loss	—	—	—	—	—	(678,133)	(678,133)
Balance at December 31, 2015	600,000	600	39,216,665	39,217	1,034,283	(1,270,518)	(196,418)

Net loss	—	—	—	—	—	(265,274)	(265,274)
Balance at December 31, 2016	600,000	$600	39,216,665	$39,217	$1,034,283	$(1,535,792)	$(461,692)

(The accompanying notes are an integral part of these consolidated financial statements)

TurnKey Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(265,274)	$(678,133)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Changes in assets and liabilities:
(Increase) decrease in other prepaid expenses	—	1,328
Increase (decrease) in accounts payable and accrued expenses	21,650	17,246
Increase (decrease) in related party payable	(15,523)	—
Increase (decrease) in advances party payable	133,016	79,147
Net cash provided by (used) in operating activities	(126,131)	(580,412)

Cash flows from investing activities:
Proceeds from real estate sales	—	114,374
Additions to real estate	—	(63,011)
Net cash provided by (used) in investing activities	—	51,363

Cash flows from financing activities:
Proceeds from the advances payable	—	200,000
Proceeds from the sale of common stock in Turnkey Home Buyers USA, Inc.	—	353,100
Net cash provided by (used) in financing activities	—	553,100

Increase (decrease) in cash	(126,131)	24,051
Cash and cash equivalents at beginning of year	127,375	103,324
Cash and cash equivalents at end of year	$1,244	$127,375

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$—	$—
Interest paid	$—	$—

(The accompanying notes are an integral part of these consolidated financial statements)

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1 - ORGANIZATION AND GOING CONCERN

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

Turnkey’s Single-Family Rental home division developed an acquisition platform that is capable of acquiring large numbers of properties across many acquisition channels in multiple markets. When identifying desirable markets, the company focused on steady population growth, strong rental demand and a desirable level of distressed sales of homes that can be acquired below replacement cost, providing for attractive potential rental yields and capital appreciation. More specifically, the company looked to acquire single-family homes in select submarkets that are appealing to middle income families, based on its disciplined market selection criteria, such as above-average median household incomes, well-regarded school districts, proximity to employment centers and lifestyle amenities, access to transportation routes and public transit and low crime levels. Turnkey believed that homes in these areas would attract tenants with strong credit profiles, produce high occupancy/rental rates, providing for long-term property appreciation potential.

On September 1, 2016, the Company formed a new subsidiary, Remote Office Management, Inc. (“ROM”) to market bundled accounting and computer/IT services. Simultaneously, ROM entered into a professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company) and an unrelated computer/IT company. The purpose of the agreement was to form a joint venture where by these entities would cross market professional services under ROM for one stop computer/IT and accounting services.

On February 1, 2016, the Company signed a licensing agreement (“Agreement with Active Lab International, Inc. (“ALI”)). The Agreement gives the Company the rights to all the assets, tangible and intangible, owned by ALI that are used in, or necessary for the conduct of, its Citris Defense personal care business including the Citris Defence name and all related intellectual property as well as the goodwill associated with the foregoing.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of December 31, 2016, the Company had $1,244 of cash, a workin capital deficit of $261,692 and an accumulated deficit of $1,535,792 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Turnkey Home Buyers USA, Inc. and Remote Office Management, Inc. All intercompany transactions and balances have been eliminated in consolidation. The results of our subsidiary are consolidated with the Company’s based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”).

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

Revenue Recognition

We recognize revenue when services are performed in our ROM subsidiary.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the years ended December 31, 2016 and 2015.

Stock-Based Compensation

As of December 31, 2016 the Company has not issued any stock-based payments. Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2016 and 2015:

	Years Ended
	December 31,
	2016	2015
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(256,274)	$(678,133)

Denominator:
Weighted average number of common shares outstanding	39,216,665	38,733,761

Basic and diluted EPS	$(0.01)	$(0.02)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Preferred stock (convertible)	29,100,000	29,100,000

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company does not expect adoption of ASU 2016-09 to have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. ASU 2016-02 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company has determined that the adoption of ASU 2016-02 will currently have no impact on its consolidated financial statements.

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

NOTE 3 – REAL ESTATE OWNED

For the year ended December 31, 2016, the Company did not purchase or own any properties.

During the year ended December 31, 2015, the Company purchased a residential property for $36,000 and made improvements bringing the total carry cost to $63,110.

During 2015, the Company sold both of its properties resulting in gross proceeds of $114,374 and a $3,938 loss on the disposition of the properties. No depreciation was recorded on the properties.

NOTE 4 –RELATED PARTY TRANSACTIONS

Amounts due from and to related parties as of December 31, 2016 and December 31, 2015 are detailed below:

	2016		2015
Accounts payable - related party	(54,726)	(1)	(70,249)	(1)
Advances - related party	(151,433)	(2)	(18,417)	(2)

(1)

Represents amounts primarily owed to R3 Accounting for accounting related services and TBG Holdings Corporation for rent.

(2)

As of December 31, 2016, due from related parties primarily represents advances paid to TBG Holdings Corporation owned, in part by Timothy Hart, CFO, for services that are being expensed at a rate of $10,000 per month. As of December 31, 2015, due from related parties primarily represents advances of 1) $166,124 paid to TBG Holdings Corporation; 2) $25,000 paid to R3 Accounting owned by Timothy Hart, CFO; and 3) $16,313 paid to multimedia Platforms, Inc. who former CFO was Timothy Hart. Non-interest bearing balances are due to Travel Train Holdings Florida, and are repayable on demand.

All of the Company’s revenue for the year ended December 31, 2016 was earned by a subsidiary controlled by Timothy Hart, a director, secretary and CFO of the Company.

NOTE 5 – ADVANCES PAYABLE

During 2015, the Company received proceeds of $200,000 for an anticipated business transaction. During 2016, it became clear that the anticipated transaction would not be consummated. The parties considered various alternatives to satisfy this liability and has agreed to issue shares of common stock as part of a future transaction to settle the advance. As of December 31, 2016, the liability is unpaid.

NOTE 6 – PREFERRED STOCK

On January 13, 2016, The Company filed a Certificate of Amendment with the State of Nevada to amend its Articles of Incorporation to increase its authorized shares of preferred stock from 1,000,000 to 5,000,000 shares with a par value of $ 0.001 per share.

NOTE 7 – COMMON STOCK

The 600,000 outstanding preferred shares are convertible into 29,100,000 common shares.

On January 13, 2016, The Company filed a Certificate of Amendment with the State of Nevada to amend its Articles of Incorporation to increase its authorized shares of common stock from 75,000,000 to 750,000,000 shares with a par value of $0.001 per share.

During 2015 and 2016 the Company issued 487,500 restricted shares of common stock related to a prior year investors whose issuances were overlooked. These issuanaces were reflected in the 2014 opening balances due to the immateriality of the amounts involved.

On July 6, 2015, the Company completed a Share Exchange Agreement for 100% of the issued and outstanding shares of Turnkey Home Buyers USA, Inc. by issuing 15,337,500 shares of common stock. Due to the common control of Turnkey and the Company, pursuant to ASC 805-50-25, “Transactions Between Entities Under Common Control” and other SEC guidance including for lack of economic substance, the Agreement was accounted for as a transfer of the carrying amounts of assets and liabilities under the predecessor value method of accounting. Financial statement presentation under the predecessor values method of accounting requires the receiving entity to report the results of operations as if both entities had always been combined. As a result the Company has reflected the shares issued pursuant to the Agreement retrospectively. As part of the transaction the Company raised $353,100 from a private placement.

NOTE 8 – INCOME TAXES

A reconciliation of differences between the effective income tax rates and the statutory federal rates for the years ended December 31, 2016 and 2015 are as follows:

	2016		2015
	Rate	Amount	Rate	Amount
Tax benefit at US statutory rate	34%	$(90,193)	34%	$(33,907)
State taxes, net of federal benefit	5%	(13,264)	5%	$(230,565)
Change in valuation allowance	(39)%	103,457	(39)%	264,472
	—	$—	—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Net Operating Loss Carryforward	$(522,169)	$(431,976)
Valuation Allowance	522,169	431,976
Total Net Deferred Tax Assets	$—	$—

As of December 31, 2016, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $5.37 million that may be offset against future taxable income through 2030. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amounts available to offset future taxable income may be limited. No tax assets have been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 9 – SUBSEQUENT EVENTS

On February 1, 2016, the Company signed a licensing agreement (“Agreement with Active Lab International, Inc. (“ALI”)). The Agreement gives the Company the rights to all the assets, tangible and intangible, owned by ALI that are used in, or necessary for the conduct of, its Citris Defense personal care business including the Citris Defence name and all related intellectual property as well as the goodwill associated with the foregoing.

Management has reviewed material events subsequent to the period covered by this report and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events.” There were no additional disclosures deemed necessary.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In October 2015, the Company's board of directors engaged Baum & Company PA. (“Baum”), as the Company's new independent registered public accounting firm and discharged Cutler & Co, LLC, originally engaged in February 2014. There have been no disagreements with Baum & Company PA., or our previous independent registered public accounting firm, Cutler & Co, LLC, P.C., with respect to accounting and financial disclosure.

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

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act.

Under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15€ and 15d-15€ under the Exchange Act, as of December 31, 2016.

A material weakness can be defined as an insufficiently of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s financial statements.

Based upon that evaluation, our President (Chief Executive Officer) and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, based on the following deficiencies.

•

Weakness in Accounting and Finance Personnel:  We have a small accounting staff and we do not have the robust employee resources and expertise needed to meet complex and intricate GAAP and SEC reporting requirements of a U.S. public company.  Additionally, numerous adjustments and proposed adjustments have been noted by our auditors.  This is deemed by management to be a material weakness in preparing financial statements.

•

We have written accounting policies and control procedures, but we do not have sufficient staff to implement the related controls.  Management had determined that this lack of the implementation of segregation of duties, as required by our written procedures, represents a material weakness in our internal records.

•

Internal control has at its core a basic tenant segregation of duties.  Due to our limited size and economic constraints, the Company is not able to segregate for control purposes carious asset controls and recording duties and function to different employees.  This lack of segregation of duties had been evaluated by management, and has been deemed to be a material control deficiency.

The Company has determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility for interim financial statements that a material misstatement will not be prevented or detected on a timely basis by the Company’s internal controls.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on this assessment, management believes that as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of December 31, 2016.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name of Officer	Age	Position	Director / Officer Since
Neil Swartz	55	President, CEO, Director	January 23, 2014
Timothy S. Hart	58	Secretary, CFO, Director	January 23, 2014

Neil Swartz, CEO

Mr. Swartz was reappointed as president, chief executive officer and director on March 14, 2016. Mr. Swartz had previously served as president, chief executive officer and director from January 23, 2014 to October 31, 2014. From 2009, Mr. Swartz has been president and CEO of TBG Holdings Corp (“TBG”) a financial consulting firm that works with public and private companies, bringing a sophisticated and efficient approach to structuring their capital, allowing them to take advantage of the existing foundation and continued development. Mr. Swartz’s business experience includes positions such as managing director of Sunbelt South East Florida, LLC, a business brokerage of mergers and acquisitions firm with 350 offices worldwide. Prior to TBG and Sunbelt, Swartz was chairman and CEO of a software company, which he took public on the Nasdaq Small Cap Market. Under his management, the company went from building one product to over thirty products with in-house manufacturing capabilities. Mr. Swartz is a CPA and received his BS degree in accounting from Northeastern University. He is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

Timothy S. Hart, CFO

Mr. Hart was appointed chief financial officer and director on October 31, 2014, and previously served as our chief financial officer and member of our board of directors from January 23, 2014 until October 3, 2014. Mr. Hart has over 30 years of accounting and finance experience. Since July 2013 Mr. Hart has been the CFO and a director of Monkey Rock Group, Inc. (OTC Markets: MKRO). Mr. Hart has held the position of CFO of TBG Holdings Corporation since March 2012 and a director since September 9, 2013. Hart has been providing accounting and consulting services from R3 Accounting LLC, a private accounting firm formed in 2008. He consulted extensively with the RailAmerica, Inc., a NYSE-listed holding company for short line and regional railroads in the U.S., which was acquired by Fortress Investment Group in 2007, during its initial public offering and assisted the company with governmental compliance. Hart’s firm also provided consulting, strategic tax planning and compliance, and acquisition audits for Patriot Rail Corp., a Boca Raton, Florida based company, which is an operator of short line and regional railroad in the U.S. Mr. Hart served as chief financial officer of Alternative Americas Fuels, Inc. (OTCBB: AFAI) from August 2011 until February 2012. Mr. Hart holds B.A.s in Accountancy, Economics and Business Administration from Thomas More College and has been a certified public accountant since 1984. Mr. Hart devotes approximately 30% of his time to our business and operations.

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

Item 11.  Executive Compensation.

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”) who were serving as executive officers during the fiscal year ended December 31, 2016 and 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Neil Swartz	2016	—	—	—	—	—	—	—	—
President, CEO	2015	—	—	—	—	—	—	—	—

Timothy Hart	2016	—	—	—	—	—	—	—	—
CFO, Treasurer, Chief Accounting Officer, director and Secretary	2015	—	—	—	—	—	—	—	—

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the ownership of the Company’s 39,216,665 shares of common stock issued and outstanding as of December 31, 2016, with respect to: (i) all officers and directors; (ii) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock; and (iii) our directors and executive officers as a group.

Names of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Neil Swartz, Chief Executive Officer	Common	—	—%
Timothy Hart, Chief Financial Officer	Common	—	—%
Train Travel Holdings Inc. (Florida) (1)	Common	10,452,666	26.7%
Officer and Directors as a Group (2 persons)	Common	—	—%

Timothy Hart, Chief Financial Officer (2)	Preferred	300,000	50%
Neil Swartz, Chief Executive Officer (2)	Preferred	300,000	50%
Officers and Directors as a Group (2 persons)	Preferred	600,000	100%

5% Shareholders
Joseph Blair	Common	4,000,000	10.2%

(1)

Train Travel Holdings Inc. (Florida) is a subsidiary of TBG Holdings Corporation (Florida) whose officers and majority shareholders are Neil Swartz and Timothy Hart. The principal shareholders of Train Travel Holdings, Inc. (Florida) are TBG Holdings Inc.

(2)

On January 23, 2014, in conjunction with the Stock Purchase Agreement, the Company authorized the issuance of 600,000 preferred shares convertible into 29,100,000 common shares as compensation for services provided to the Company by its Chairman and Chief Financial Officer.The share certificates are held directly by the shareholder.

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

Through TBG Holdings Corporation and R3 Accounting, Timothy Hart, the Company’s Chief Financial Officer, provides accounting and other consulting related services to the Company. During the years ended December 31, 2016 and 2015, the company recognized expense related to these services of $166,338 and $195,431, respectively. At December 31, 2016 and 2015, the Company owed R3 Accounting and TBG Holdings a total of $54,726 and $70,249, respectively, which is included on the balance sheet under “Accounts payable – related party”.

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

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Baum & Company PA, our independent registered public accountants, for 2016 and 2015 audits.

	Year Ended December 31,
	2016	2015

Audit and Audit Related Fees	$9,000	$10,000
Tax Fees	$—	$—
All Other Fees	$—	$—

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets as of December 31, 2016 and 2015

•

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

•

Consolidated Statements of Stockholders’ Deficit For the Years Ended December 31, 2016 and 2015

•

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

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

TurnKey Capital, Inc.

Dated: March 27, 2017	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Director (Principle Financial Officer)

Dated: March 27, 2017	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, Director (Principal Executive Officer)