Form 10-Q
period 2017-03-31
TurnKey Capital, Inc.
filed 2017-05-22
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 8, 2017 the issuer had 39,216,665 shares of its common stock issued and outstanding.

TurnKey Capital, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended March 31, 2017

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets
Cash	$16,009	$1,244
Total current assets	16,009	1,244
Total assets	$16,009	$1,244

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$26,260	$56,777
Accounts payable - related party	51,492	54,726
Advances payable	230,358	151,433
Total Current Liabilities	308,110	262,936

Long Term Liabilities
Advances payable	200,000	200,000
Total liabilities	508,110	462,936

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 600,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	600	600
Common stock, $0.001 par value, 750,000,000 shares authorized; 39,216,665 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	39,217	39,217
Additional paid-in capital	1,034,283	1,034,283
Accumulated deficit	(1,566,201)	(1,535,792)
Total stockholders' deficit	(492,101)	(461,692)
Total liabilities and stockholders' deficit	$16,009	$1,244

(The accompanying notes are an integral part of these condensed consolidated financial statements)

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31,
	2017	2016
Income
Revenue - related party	$37,500	$—
Revenue	—	3,150
	37,500	3,150

Expenses
General and administrative	11,947	49,340
Sales and marketing	—	26,152
Legal and professional - related party	53,600	36,219
Legal and professional	2,362	1,575
Total operating expenses	67,909	113,286
Loss from operations	(30,409)	(110,136)
Provision for income taxes	—	—
Net loss	$(30,409)	$(110,136)

Net (loss) per common share basic	$(0.00)	$(0.00)

Weighted average common shares outstanding basic	39,216,665	39,216,665

(The accompanying notes are an integral part of these condensed consolidated financial statements)

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(30,409)	$(110,136)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(30,517)	(1,787)
Increase (decrease) in related party payable	(3,234)	(14,574)
Increase (decrease) in advances payable	78,925	—
Net cash provided by (used) in operating activities	14,765	(126,497)

Cash flows from investing activities:	—	—

Cash flows from financing activities:	—	—

Increase (decrease) in cash	14,765	(126,497)
Cash and cash equivalents at beginning of period	1,244	127,375
Cash and cash equivalents at end of period	$16,009	$878

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$—	$—
Interest paid	$—	$—

(The accompanying notes are an integral part of these condensed consolidated financial statements)

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 1- ORGANIZATION, GOING CONCERN, NET LOSS PER SHARE AND RECENT ACCOUNTING PRONOUNCEMENTS

Organization

TurnKey Capital, Inc. (formerly Train Travel Holdings, Inc.) was incorporated under the laws of the State of Nevada on September 7, 2012 (“Inception”).

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

Commencing January 23, 2014, our business plan changed to the acquisition and operation of entertainment train companies, as well as managing and providing consulting services to entertainment train companies. Since January 2014 our management has spent all of its time and effort on developing our business plan, including identifying specific entertainment railroad acquisition targets, engaging in discussions with these potential targets to ascertain the potential level of interest, negotiating general terms with targets, and undertaking early stage due diligence of potential targets. As a result, we entered into non-binding letters of intent with two acquisition candidates and subsequently performed initial stage due diligence. In one case, the railroad was in such disrepair we determined the acquisition was not feasible at the price being sought by the target. In another case, we determined the price was too high based on our due diligence and could not reach an agreement with the potential seller. We also entered into a series of agreements to operate a dinner train in Missouri which were subsequently unwound. In light of the forgoing, our management has looked to potential new lines of business.

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

Due to the common control of Turnkey and the Company, pursuant to ASC 805-50-25, “Transactions Between Entities Under Common Control” and other SEC guidance including for lack of economic substance, the Agreement was accounted for as a transfer of the carrying amounts of assets and liabilities under the predecessor value method of accounting. Financial statement presentation under the predecessor values method of accounting as a result of a business combination between entities under common control requires the receiving entity (i.e., the Company) to report the results of operations as if both entities had always been combined. The consolidated financial statements include both entities’ full results since the inception of Turnkey on September 12, 2014. While the Company acquired the intellectual properties of Robert Blair Real Estate, which included videos, instructional books, and an established real estate investor education program and still maintains this property, the Company has been unable to generate the activity needed to sustain the real estate business and has been concentrating on the consulting business started in late 2016.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

The Company does not have any paid employees, however the officers and directors continue to work to further the Company’s business objectives.

Basis of Presentation

The unaudited financial statements of TurnKey Capital, Inc. (the “Company”) as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiaries, Turnkey Home Buyers USA, Inc. and Remote Office Management, Inc. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of March 31, 2017, the Company had $16,009 of cash, a working capital deficit of $292,101 and an accumulated deficit of $1,566,201 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Net Loss Per Share

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

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(30,409)	$(110,136)
Denominator:
Weighted average number of common shares outstanding	39,216,665	39,216,665
Basic and diluted EPS	$(0.00)	$(0.00)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Convertible Preferred Stock	29,100,000	29,100,000

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable, the Company has not identified any standards that the Company believes merit discussion. The Company believes that none of the new standards will have a significant impact on the financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Amounts due from and to related parties as of March 31, 2017 and December 31, 2016 are detailed below:

	March 31,		December 31,
	2017		2016
Accounts payable - related party	$51,492	(1)	$54,726	(1)
Advances payable - related party	$230,358	(2)	$151,433	(2)

———————

(1)

Represents amounts primarily owed to R3 Accounting, owned in part by Timothy Hart, CFO for accounting related services and TBG Holdings Corporation for rent.

(2)

Represents advances paid from TBG Holdings Corporation, owned in part by Timothy Hart, CFO

During the three months ended March 31, 2017, the company incurred $30,000 of expense related to management fees owed to TBG Holdings and $23,600 of accounting fees owed to R3 accounting. During the three months ended March 31, 2016, the company incurred $30,000 of expense related to management fees owed to TBG Holdings and $6,219 of accounting fees owed to R3 Accounting.

During the three months ended March 31, 2017, the Company earned gross revenue of $37,500 in consulting fees from a new subsidiary, Remote Office Management, Inc. (“ROM”) which was formed to market bundled accounting and computer/IT services. All of the revenues for the three months ended March 31, 2017 were from a related party. The Company continues to seek new client to expand its business. It has held various networking events and plans new events in 2017 to further its efforts. ROM has a professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company) and an unrelated computer/IT company.

NOTE 3 – ADVANCES PAYABLE

During 2015, the Company received proceeds of $200,000 for an anticipated business transaction. During 2016, it became clear that the anticipated transaction would not be consummated. The parties considered various alternatives to satisfy this liability and have agreed to issue shares of common stock as part of a future transaction to settle the advance. As of March 31, 2017, the liability is unpaid.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 4 – PREFERRED STOCK

On January 13, 2016, The Company filed a Certificate of Amendment with the State of Nevada to amend its Articles of Incorporation to increase its authorized shares of preferred stock from 1,000,000 to 5,000,000 shares with a par value of $ 0.001 per share.

NOTE 5 – COMMON STOCK

The 600,000 outstanding preferred shares are convertible into 29,100,000 common shares.

On January 13, 2016, The Company filed a Certificate of Amendment with the State of Nevada to amend its Articles of Incorporation to increase its authorized shares of common stock from 75,000,000 to 750,000,000 shares with a par value of $0.001 per share.

NOTE 6 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the quarterly period ended March 31, 2017 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. There were no additional disclosures deemed necessary.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report on Form 10-Q and other reports filed by Turnkey Capital, Inc. from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward- looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in elsewhere in this report, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Turnkey Operations

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

As of March 31, 2017, we had negative working capital of $292,101 and cash of $16,009. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand is not sufficient to enable us to continue operations for the next twelve months. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Month Period Ended March 31, 2016

Revenue

During the three-month period ended March 31, 2017 and 2016, we generated revenues of $37,500 and $3,150, respectively. The increase in revenue is attributed to activity generated in the Company’s consulting practice. The revenue in the first quarter of 2016 related to the Company’s real estate business which is currently not being pursued.

Operating Expenses

A summary of our operating expense for the three months ended March 31, 2017 and 2016 follows:

	Three Months Ended
	March 31,		Increase /
	2017	2016	(Decrease)
Operating expense
General and administrative	$11,947	$49,340	$(37,393)
Sales and marketing	—	26,152	(26,152)
Legal and professional - related party	53,600	36,219	17,381
Legal and professional	2,362	1,575	787
Total operating expense	$67,909	$113,286	$(45,377)

General and administrative ("G&A") costs include costs related to personnel, travel and entertainment, public company costs, insurance and other office related costs. G&A costs decreased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to decreases in consulting and contract labor, rent and personnel costs related to the real estate operations which are not being pursued.

Sales and marketing ("S&M") costs include costs to promote and sell our products. S&M costs decreased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a decrease in costs related to sales related personnel costs. These costs were related to the real estate operations which are currently not being pursued.

Legal and professional – related party costs primarily include costs for management services provided by TBG related to the development of our planned operations and costs related to R3 Accounting, owned by Timothy Hart, CFO. The increase in costs related to additional work required in maintaining the public company.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions, increase demand for real estate services, find, secure and monetize real estate investments and our ability to attract and retain key employees.

During the three months ended March 31, 2017, because of our operating losses, we did not generate positive operating cash flows. As of March 31, 2017 we had an accumulated deficit of $1,566,201, cash on hand of $16,009 and negative working capital of $292,101. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and related party advances. We are expecting to reduce the need for such short term financing as we build our revenues by growing our business. (See "Plan of Operating and Funding" below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash provided by operating activities was $14,765 for the three months ended March 31, 2017, as compared to cash used of $126,497 during the three months ended March 31, 2016.

TBG will continue to provide support services until sufficient capital is raised.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2017.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s financial statements.

Based upon that evaluation, our President (Chief Executive Officer) and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, based on the following deficiencies:

●

Weaknesses in Accounting and Finance Personnel: We have a small accounting staff and we do not have the robust employee resources and expertise needed to meet complex and intricate GAAP and SEC reporting requirements of a U.S. public company. Additionally, numerous adjustments and proposed adjustments have been noted by our auditors. This is deemed by management to be a material weakness in preparing financial statements.

●

We have written accounting policies and control procedures, but we do not have sufficient staff to implement the related controls. Management had determined that this lack of the implantation of segregation of duties, as required by our written procedures, represents a material weakness in our internal controls.

●

Internal control has as its core a basic tenant of segregation of duties. Due to our limited size and economic constraints, the Company is not able to segregate for control purposes various asset control and recording duties and functions to different employees. This lack of segregation of duties had been evaluated by management, and has been deemed to be a material control deficiency.

The Company has determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility for interim financial statements that a material misstatements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management is currently evaluating what steps can be taken in order to address these material weaknesses. As a growing small business, the Company continuously devotes resources to the improvement of our internal control over financial reporting. Due to budget constraints, the staffing size, proficiency and specific expertise in the accounting department is below requirements for the operation. The Company is anticipating correcting deficiencies as funds become available.

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

TurnKey Capital, Inc.

Dated: May 22, 2017	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, Director Principal Executive Officer

Dated: May 22, 2017	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Director Principal Financial Officer