Form 10-Q
period 2017-06-30
TurnKey Capital, Inc.
filed 2017-08-22
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2017

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of August 10, 2017 the issuer had 39,216,665 shares of its common stock issued and outstanding.

TurnKey Capital, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended June 30, 2017

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets
Cash	$23,786	$1,244
Total current assets	23,786	1,244
Total assets	$23,786	$1,244

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$21,797	$56,777
Accounts payable - related party	56,542	54,726
Advances payable - related party	271,025	151,433
Total Current Liabilities	349,364	262,936

Long Term Liabilities
Advances payable	200,000	200,000
Total liabilities	549,364	462,936

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 600,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	600	600
Common stock, $0.001 par value, 750,000,000 shares authorized; 39,216,665 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	39,217	39,217
Additional paid-in capital	1,034,283	1,034,283
Accumulated deficit	(1,599,678)	(1,535,792)
Total stockholders' deficit	(525,578)	(461,692)
Total liabilities and stockholders' deficit	$23,786	$1,244

(The accompanying notes are an integral part of these condensed consolidated financial statements)

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income
Revenue - related party	$30,000	$—	$67,500	$—
Revenue	—	—	—	3,150
	30,000	—	67,500	3,150

Expenses
General and administrative	2,054	5,937	14,001	25,583
Sales and marketing	—	—	—	26,152
Legal and professional - related party	57,550	46,281	111,150	82,500
Legal and professional	3,873	6,657	6,235	37,926
Total operating expenses	63,477	58,875	131,386	172,161
Loss from operations	(33,477)	(58,875)	(63,886)	(169,011)
Provision for income taxes	—	—	—	—
Net loss	$(33,477)	$(58,875)	$(63,886)	$(169,011)

Net (loss) per common share basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding basic	39,216,665	39,216,665	39,216,665	39,216,665

(The accompanying notes are an integral part of these condensed consolidated financial statements)

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2017 and 2016

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(63,886)	$(169,011)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(34,980)	9,757
Increase in related party payable	1,816	31,879
Increase in advances payable	119,592	—
Net cash provided by (used) in operating activities	22,542	(127,375)

Cash flows from investing activities:	—	—

Cash flows from financing activities:	—	—

Increase (decrease) in cash	22,542	(127,375)
Cash and cash equivalents at beginning of period	1,244	127,375
Cash and cash equivalents at end of period	$23,786	$(0)

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$—	$—
Interest paid	$—	$—

(The accompanying notes are an integral part of these condensed consolidated financial statements)

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

On June 30, 2017, the Company, entered into a Strategic Alliance Agreement (the “Agreement”) with Seminole Indian Company (“SIC”), a company controlled by Chief James E. Billie and Craig Talesman. The purpose and intent of this Agreement is to combine the resources and talents of, TKCI and SIC, in order to take advantage of every opportunity permitted by tribal sovereignty to create revenue streams in multiple areas in conjunction with operating partners that have existing marketing and customers in place, thereby limiting the capital requirements and risk. The Company believes that structuring operations with Tribal Sovereignty should facilitate the delivery of the financial advantages of operating in a tax-free environment with limited liability, plus other benefits such as permit and zoning ease, supporting an ideal structure for investment capital and successful entrepreneurial ventures.The Company does not have any paid employees, however the officers and directors continue to work to further the Company’s business objectives.

Basis of Presentation

The unaudited financial statements of TurnKey Capital, Inc. (the “Company”) as of June 30, 2017, and for the six months ended June 30, 2017 and 2016, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiaries, Turnkey Home Buyers USA, Inc. and Remote Office Management, Inc. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assests and liabilities and the reported amounts of expenses during the reported periods. Actual results can differ from these estimates and assumptions.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of June 30, 2017, the Company had $23,786 of cash, a working capital deficit of $325,578 and an accumulated deficit of $1,599,678 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

Following is the computation of basic and diluted net loss per share for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(63,886)	$(169,011)
Denominator:
Weighted average number of common shares outstanding	39,216,665	39,216,665
Basic and diluted EPS	$(0.00)	$(0.00)

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Convertible Preferred Stock	29,100,000	29,100,000

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Amounts due from and to related parties as of June 30, 2017 and December 31, 2016 are detailed below:

	June 30,		December 31,
	2017		2016
Accounts payable - related party	$56,542	(1)	$54,726	(1)
Advances payable - related party	$271,025	(2)	$151,433	(2)

———————

(1)

Represents amounts primarily owed to R3 Accounting, owned in part by Timothy Hart, CFO for accounting related services and TBG Holdings Corporation for rent.

(2)

Represents advances paid from TBG Holdings Corporation, owned in part by Timothy Hart, CFO

During the six months ended June 30, 2017, the company incurred $60,000 of expense related to management fees owed to TBG Holdings and $51,150 of accounting fees owed to R3 accounting. During the six months ended June 30, 2016, the company incurred $60,000 of expense related to management fees owed to TBG Holdings and $22,500 of accounting fees owed to R3 Accounting.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

During the six months ended June 30, 2017, the Company earned gross revenue of $67,500 in consulting fees via a new subsidiary, Remote Office Management, Inc. (“ROM”) which was formed to market bundled accounting and computer/IT services. All of the revenues for the six months ended June 30, 2017 were from a related party. The Company continues to seek new clients to expand its’ business. It has held various networking events and plans new events in 2017 to further its efforts. ROM has a professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company) and an unrelated computer/IT company.

NOTE 3 – ADVANCES PAYABLE

During 2015, the Company received proceeds of $200,000 for an anticipated business transaction. During 2016, it became clear that the anticipated transaction would not be consummated. The parties considered various alternatives to satisfy this liability and have agreed to issue shares of common stock as part of a future transaction to settle the advance. As of June 30, 2017, the liability is unpaid.

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

NOTE 6 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the six month period ended June 30, 2017 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. There were no additional disclosures deemed necessary.

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

On June 30, 2017, the Company, entered into a Strategic Alliance Agreement (the “Agreement”) with Seminole Indian Company (“SIC”), a company controlled by Chief James E. Billie and Craig Talesman. The purpose and intent of this Agreement is to combine the resources and talents of, TKCI and SIC, in order to take advantage of every opportunity permitted by tribal sovereignty to create revenue streams in multiple areas in conjunction with operating partners that have existing marketing and customers in place, thereby limiting the capital requirements and risk. The Company believes that structuring operations with Tribal Sovereignty should facilitate the delivery of the financial advantages of operating in a tax-free environment with limited liability, plus other benefits such as permit and zoning ease, supporting an ideal structure for investment capital and successful entrepreneurial ventures.

The agreement is for twenty-four months. The Company will have an active role in developing the strategic direction of any acquired clients, which include defining short and long-term strategic goals; identifying and planning for the critical success factors to reach these goals; identifying and addressing the challenges and operational improvements required to achieve the critical success factors and, ultimately, the strategic goals. SIC, represented by Chief James E. Billie and Craig Talesman, will assist in the closing of the transactions by: 1) participating in meetings with key decision makers, providing process overview, and describing case histories of similarly situated projects; and 2) providing advice on issues such as i) location; (ii) deal structure; (iii) funding; (iv) timing/phasing; (v) cash flow/revenue collection issues; and (vi) other major implementation issues.

Net revenue from business operations created by the Alliance will be distributed equally – 50/50 - to the Company and SIC.

The Company will reserve ten percent (10%) of its common shares for SIC. These shares will be issued once an exclusivity agreement is reached.

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

As of June 30, 2017, we had negative working capital of $325,578 and cash of $23,786. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand is not sufficient to enable us to continue operations for the next twelve months. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Six Months Ended June 30, 2017 Compared to the Six Month Period Ended June 30, 2016

Revenue

During the six-month period ended June 30, 2017 and 2016, we generated revenues of $67,500 and $3,150, respectively. The increase in revenue is attributed to activity generated in the Company’s consulting practice. The revenue in the first quarter of 2016 related to the Company’s real estate business which is currently not being pursued.

Operating Expenses

A summary of our operating expense for the six months ended June 30, 2017 and 2016 follows:

	Six Months Ended
	June30,		Increase /
	2017	2016	(Decrease)
Operating expense
General and administrative	$14,001	$25,583	$(11,582)
Sales and marketing	—	26,152	(26,152)
Legal and professional - related party	111,150	82,500	28,650
Legal and professional	6,235	37,926	(31,691)
Total operating expense	$131,386	$172,161	$(40,775)

General and administrative ("G&A") costs include costs related to personnel, travel and entertainment, public company costs, insurance and other office related costs. G&A costs decreased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to decreases in consulting and contract labor, rent and personnel costs related to the real estate operations which are not being pursued.

Sales and marketing ("S&M") costs include costs to promote and sell our products. S&M costs decreased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to a decrease in costs related to sales related personnel costs. These costs were related to the real estate operations which are currently not being pursued.

Legal and professional – related party costs primarily include costs for management services provided by TBG related to the development of our planned operations and costs related to R3 Accounting, owned by Timothy Hart, CFO. The increase in costs related to additional work required in maintaining the public company.

Legal and professional costs primarily include costs for management services provided by the auditor and the outside consultants. The decrease in costs related to additional work performed by the related parties above.

Three Months Ended June 30, 2017 Compared to the Three Month Period Ended June 30, 2016

Revenue

During the three-month period ended June 30, 2017 and 2016, we generated revenues of $30,000 and $0, respectively. The increase in revenue is attributed to activity generated in the Company’s consulting practice. The real estate business is currently not being pursued.

Operating Expenses

A summary of our operating expense for the three months ended June 30, 2017 and 2016 follows:

	Three Months Ended
	March 31,		Increase /
	2017	2016	(Decrease)
Operating expense
General and administrative	$2,054	$5,937	$(3,883)
Legal and professional - related party	57,550	46,281	11,269
Legal and professional	3,873	6,657	(2,784)
Total operating expense	$63,477	$58,875	$4,602

General and administrative ("G&A") costs include costs related to personnel, travel and entertainment, public company costs, insurance and other office related costs. G&A costs decreased during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to decreases in consulting and contract labor, rent and personnel costs related to the real estate operations which are not being pursued.

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

During the six months ended June 30, 2017, because of our operating losses, we did not generate positive operating cash flows. As of June 30, 2017, we had an accumulated deficit of $1,599,678, cash on hand of $23,786 and negative working capital of $325,578. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and related party advances. We are expecting to reduce the need for such short-term financing as we build our revenues by growing our business. (See "Plan of Operating and Funding" below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash provided by operating activities was $22,542 for the six months ended June 30, 2017, as compared to cash used of $127,375 during the six months ended June 30, 2016.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2017.

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

•

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

•

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

TurnKey Capital, Inc.

Dated: August 21, 2017	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, Director Principal Executive Officer

Dated: August 21, 2017	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Director Principal Financial Officer