Form 10-K
period 2017-12-31
TurnKey Capital, Inc.
filed 2018-03-01
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 16, 2018 was $742,920 as computed by reference to the price at which the common equity was last sold, which was $0.80 on that date.

As of February 16, 2018, the Registrant had 39,216,665 shares of common stock outstanding.

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

Such forward-looking statements include statements regarding, among other things, matters associated with:

•	our ability to continue as a going concern,
•	our history of losses which we expect to continue,
•	the significant amount of liabilities due related parties,
•	our ability to raise sufficient capital to fund our company,
•	our ability to integrate acquisitions and the operations of acquired companies,
•	the limited experience of our management in the operations of a public company,
•	potential weaknesses in our internal control over financial reporting,
•	increased costs associated with reporting obligations as a public company,
•	a limited market for our common stock and limitations resulting from our common stock being designated as a penny stock,
•	the ability of our board of directors to issue preferred stock without the consent of our stockholders,
•	our management controls the voting of our outstanding securities,
•	the conversion of shares of Series A preferred stock will be very dilutive to our existing common stockholders,
•	risks associated with our status as an emerging growth company,
•	risks associated with stability of the internet, data security, exposure to data breach.

This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this report including, but not limited to the discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Business." Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and factors that may cause actual results to be materially different from those discussed in these forward-looking statements. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Accordingly, you are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.

Item 1.  Business.

Corporate History

TurnKey Capital, Inc. (formerly Train Travel Holdings, Inc.) (“the Company,” “we,” or “us”) was incorporated under the laws of the State of Nevada under the name of Vanell, Corp. on September 7, 2012 (“Inception”). The Company changed its name to Train Travel Holdings, Inc. on March 20, 2014 and to TurnKey Capital, Inc. on January 15, 2016.

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

Commencing January 23, 2014 until July 2015, our business plan changed to the acquisition and operation of entertainment train companies, as well as managing and providing consulting services to entertainment train companies. Since January 2014 our management has spent all of its time and effort on developing our business plan, including identifying specific entertainment railroad acquisition targets, engaging in discussions with these potential targets to ascertain the potential level of interest, negotiating general terms with targets, and undertaking early stage due diligence of potential targets. As a result, we entered into non-binding letters of intent with two acquisition candidates and subsequently performed initial stage due diligence. In one case, the railroad was in such disrepair we determined the acquisition was not feasible at the price being sought by the target. In another case, we determined the price was too high based on our due diligence and could not reach an agreement with the potential seller. We also entered into a series of agreements to operate a dinner train in Missouri which were subsequently unwound. In light of the forgoing, our management has looked to potential new lines of business in addition to pursuing our current line of business.

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

TurnKey Business

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

Turnkey’s Single-Family Rental home division has developed an acquisition platform that is capable of acquiring large numbers of properties across many acquisition channels in multiple markets. When identifying desirable markets, the company focuses on steady population growth, strong rental demand and a desirable level of distressed sales of homes that can be acquired below replacement cost, providing for attractive potential rental yields and capital appreciation. More specifically, the company looks to acquire single-family homes in select submarkets that are appealing to middle income families, based on its disciplined market selection criteria, such as above-average median household incomes, well-regarded school districts, proximity to employment centers and lifestyle amenities, access to transportation routes and public transit and low crime levels. Turnkey believes that homes in these areas will attract tenants with strong credit profiles, produce high occupancy/rental rates, providing for long-term property appreciation potential. For the past year we have not generated any revenues from the real estate business.

ROM Business

On September 1, 2016, the Company formed a new subsidiary, Remote Office Management, Inc. (“ROM”) to market bundled accounting and computer/IT services. Simultaneously, ROM entered into a professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company) and PC Lauderdale (an unrelated computer/IT company). The purpose of the agreement was to form a joint venture where by these entities would cross market professional services under ROM for one stop computer/IT and accounting services. Through ROM, we generated revenues of $119,500 for 2017 from accounting and computer/IT services. These services were provided to affiliates.

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

Web Site

We maintain websites at http://turnkeycapitalinc.com/ and http://turnkeyhomebuyersusa.com/. These websites are not incorporated in this Form 10-K.

Employees

As of December 31, 2017, the Company had no full-time employees. The Company utilizes contract labor as needed. The management fee paid to TBG compensates Timothy Hart for his services.

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

We have limited revenue since inception and we have a history of losses; we may never become profitable. We expect our expenses will increase for the foreseeable future as we seek to start operations. It is difficult to accurately forecast Turnkey’s revenues and operating results and they could fluctuate in the future and at times, these fluctuations may be significant.

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

All of our revenues are from affiliates. During 2017 and 2016 all our affiliated companies for accounting and computer/IT services. Fees for these services were not negotiated at arm’s length and may not be on terms most favorable to us. The loss of revenues from any of our affiliates could have a material and adverse effect on our company.

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

Calendar Quarter Ended:

	High	Low
2017
March 31	$0.08	$0.03
June 30	$0.03	$0.02
September 30	$0.24	$0.03
December 31	$0.14	$0.02

2016
March 31	$0.50	$0.14
June 30	$0.26	$0.11
September 30	$0.20	$0.07
December 31	$0.13	$0.02

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

Holders

As of February 23, 2018, there are approximately 162 stockholders of record of our common stock. A majority of our common stock are held in “street name” or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to resell our common stock.

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

At December 31, 2017 TurnKey’s real estate subsidiary was inactive.

ROM Operations

On September 1, 2016, the Company formed a new subsidiary, Remote Office Management, Inc. (“ROM”) to market bundled accounting and computer/IT services. Simultaneously, ROM entered into a professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company) and PC Lauderdale (an unrelated computer/IT company). The purpose of the agreement was to form a joint venture where by these entities would cross market professional services under ROM for one stop computer/IT and accounting services. For 2017 we generated revenues of $119,500 for accounting and computer/IT services provided to certain affiliated companies.

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

As of December 31, 2017, we had negative working capital of $418,770 and cash of $2,025. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand is not sufficient to enable us to continue operations for the next twelve months. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Revenue

During the year ended December 31, 2017, we generated revenues of $119,500 as compared to $20,075 during the year ended December 31, 2016.  For the year ended December 31, 2017, we generated revenue of $119,500 from accounting and computer/IT services as compared to $16,925 from accounting and computer/IT services for the year ended December 31, 2016. These revenues were generated from affiliated companies.

Operating Expenses

A summary of our operating expense for the years ended December 31, 2017 and 2016 follows:

	Year Ended
	December 31,		Increase /
	2017	2016	(Decrease)
Operating expenses
General and administrative	$21,405	$77,742	$(56,337)
Sales and marketing	—	29,287	(29,287)
Operations	—	825	(825)
Legal and professional - related party	244,055	166,338	77,712
Legal and professional	11,123	11,157	(34)
Total operating expense	$276,578	$285,349	$(8,771)

General and administrative ("G&A") costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. G&A costs decreased during the year ended December 31, 2017 compared to the year ended December 31, 2016 due to decreases in professional fees, outside services, personnel and travel.

Sales and marketing ("S&M") costs include costs to promote and sell our products and exclude stock compensation costs. S&M costs decreased during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the fact that the real estate subsidiary was inactive during 2017.

Legal and professional – related party costs primarily include costs paid to affiliates for services related to the development of our planned operations in the accounting and computer/IT activities in 2017 and 2016.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions, increase demand for accounting and computer/IT services and our ability to attract and retain key employees.

During the year ended December 31, 2017, because of our operating losses and increase in related party advances, we generated a small positive cash flow. As of December 31, 2017 we had an accumulated deficit of $1,692,870, cash on hand of $2,025 and negative working capital of $418,770. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and related party advances. We are expecting to reduce the need for such short term financing as we build our revenues by growing our business. (See "Plan of Operating and Funding" below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash used in operating activities was $192,311 for the year ended December 31, 2017, as compared to $259,147 during the year ended December 31, 2016.

We expect TBG will continue to provide support services until sufficient capital is raised.

Cash provided by investing activities was $0 for year ended December 31, 2017 and for the year ended December 31, 2016.

Cash provided by financing activities was $193,092 during the year ended December 31, 2017, as compared to $133,016 during the year ended December 31, 2016.

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

Going Concern

As a result of our net loss from operations, net cash used in operations and deficit accumulated as of December 31, 2017, our ability to continue as a going concern is in substantial doubt.  Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans from shareholders as necessary.  Although management believes that it will be able to obtain the necessary funding and acquisitions to allow the Company to remain a going concern, and to pursue its’ acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Note A of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies require us to make critical accounting estimates, as defined below.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and present a meaningful presentation of our financial condition and results of operations.

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

Item 8.  Financial and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TurnKey Capital, Inc.

Opinion on Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TurnKey Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2017 and 2016.

Basis for Opinion

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TurnKey Capital, Inc. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baum & Company PA

We have served as auditors since 2014

Miami Beach, FL

February 21, 2018

TurnKey Capital, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2017 and 2016

	December 31,
	2017	2016
Assets
Current Assets
Cash	$2,025	$1,244
Total current assets	2,025	1,244
Total assets	$2,025	$1,244

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable & accrued expenses	$19,728	$56,777
Accounts payable - related party	56,542	54,726
Advances - related party	344,525	151,433
Total Current Liabilities	420,795	262,936

Long Term Liabilities
Advances payable	200,000	200,000

Total liabilities	620,795	462,936

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 600,000 shares issued and outstanding at December 31, 2017 and 2016.	600	600
Common stock, $0.001 par value, 750,000,000 shares authorized; 39,216,665 and 39,216,665 shares issued and outstanding at December 31, 2017 and 2016, respectively.	39,217	39,217
Additional paid-in capital	1,034,283	1,034,283
Accumulated deficit	(1,692,870)	(1,535,792)
Total stockholders' deficit	(618,770)	(461,692)
Total liabilities and stockholders' deficit	$2,025	$1,244

(The accompanying notes are an integral part of these consolidated financial statements)

TurnKey Capital, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2017 and 2016

	2017	2016
Income
Revenue	$119,500	$20,075

Operating Expenses
General and administrative	21,405	77,742
Sales and marketing	—	29,287
Operations	—	825
Professional fees - related party	244,050	166,338
Legal and professional	11,123	11,157
Total operating expenses	276,578	285,349
Loss from operations	(157,078)	(265,274)

Earnings before income taxes	(157,078)	(265,274)
Provision for income taxes	—	—
Net loss	$(157,078)	$(265,274)

Net (loss) per common share basic	$(0.00)	$(0.01)

Weighted average common shares outstanding basic	39,216,665	39,216,665

(The accompanying notes are an integral part of these consolidated financial statements)

TurnKey Capital, Inc. and Subsidiaries

Consolidated Statement Stockholders' Deficit

For the Years Ended December 31, 2017 and 2016

	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2015	600,000	$600	39,216,665	$39,217	$1,034,283	$(1,270,518)	$(196,418)

Net loss	—	—	—	—	—	(265,274)	(265,274)
Balance at December 31, 2016	600,000	600	39,216,665	39,217	1,034,283	(1,535,792)	(461,692)

Net loss	—	—	—	—	—	(157,078)	(157,078)
Balance at December 31, 2017	600,000	$600	39,216,665	$39,217	$1,034,283	$(1,692,870)	$(618,770)

(The accompanying notes are an integral part of these consolidated financial statements)

TurnKey Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(157,078)	$(265,274)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Changes in assets and liabilities:
(Increase) decrease in other prepaid expenses	—	—
Increase (decrease) in accounts payable and accrued expenses	(37,049)	21,650
Increase (decrease) in related party payable	1,816	(15,523)
Net cash provided by (used) in operating activities	(192,311)	(259,147)

Cash flows from investing activities:
Proceeds from real estate sales	—	—
Additions to real estate	—	—
Net cash provided by (used) in investing activities	—	—

Cash flows from financing activities:
Increase (in related party advances payable	193,092	133,016
Proceeds from the sale of common stock	—	—
Net cash provided by (used) in financing activities	193,092	133,016

Increase (decrease) in cash	781	(126,131)
Cash and cash equivalents at beginning of year	1,244	127,375
Cash and cash equivalents at end of year	$2,025	$1,244

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$—	$—
Interest paid	$—	$—

(The accompanying notes are an integral part of these consolidated financial statements)

TURNKEY CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

On June 30, 2017, the Company, entered into a Strategic Alliance Agreement (the “Agreement”) with Seminole Indian Company (“SIC”), a company controlled by Chief James E. Billie and Craig Talesman. The purpose and intent of this Agreement is to combine the resources and talents of, TKCI and SIC, in order to take advantage of every opportunity permitted by Seminole Tribal Sovereignty to create revenue streams in multiple areas in conjunction with operating partners that have existing marketing and customers in place, thereby limiting the capital requirements and risk. The Company believes that structuring operations with Seminole Tribal Sovereignty should facilitate the delivery of the financial advantages of operating in a tax-free environment with limited liability, plus other benefits such as permit and zoning ease, supporting an ideal structure for investment capital and successful entrepreneurial ventures. The Company does not have any paid employees, however the officers and directors continue to work to further the Company’s business objectives. To date there have been no revenues pursuant to this alliance and there are no pending contracts or agreements.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of December 31, 2017, the Company had $2,025 of cash and an accumulated deficit of $1,692,870 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Remote Office Management, Inc. and Turnkey Home Buyers USA, Inc.  All intercompany transactions and balances have been eliminated in consolidation. The results of our subsidiary are consolidated with the Company’s based on guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ASC 810”).

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

Revenue Recognition

We recognize revenue when services are preformed in our ROM subsidiary.

We do not anticipate earning income from the operations of residential real estate properties classified as real estate owned as our real estate subsidiary is currently inactive.

Real Estate Owned and Held-For-Sale

As of December 31, 2017, the real estate subsidiary is currently inactive and does not have any real estate owned or held-for-sale.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the years ended December 31, 2017 and 2016.

Stock-Based Compensation

As of December 31, 2017 the Company has not issued any stock-based payments. Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2017 and 2016:

	Year Ended
	December 31,
	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(157,078)	$(256,274)

Denominator:
Weighted average number of common shares outstanding	39,216,665	39,216,665

Basic and diluted EPS	$(0.00)	$(0.01)

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

NOTE 3 – REAL ESTATE OWNED

For the year ended December 31, 2017, the subsidiary, Turnkey Home Builders USA Inc was inactive and did not own any properties.

NOTE 4 – DUE FROM / (TO) RELATED PARTIES & RELATED PARTY TRANSACTIONS

Amounts due from and (to) related parties as of December 31, 2017 and December 31, 2016 are detailed below:

	2017		2016
Accounts payable - related party	(56,542)	(1)	(54,249)	(1)
Advances - related party	(344,525)	(2)	(151,433)	(2)

(1)

Represents amounts owed to R3 Accounting for accounting related services.

(2)

As of December 31, 2017, due to related parties primarily represents advances paid by TBG Holdings Corporation owned, in part by Timothy Hart, CFO, for services that are being expensed at a rate of $10,000 per month.

All of the Company’s revenue for the year ended December 31, 2017 were earned by a subsidiary controlled by Timothy Hart, a director, secretary and CFO of the Company.

NOTE 5 – ADVANCES PAYABLE

During 2015, the Company received proceeds of $200,000 for an anticipated business transaction. During 2016, it became clear that the transaction would not be consummated. The Board of Directors is considering various alternatives to satisfy this liability and has proposed to issue 2,000,000 shares of common stock at $.10 per share. As of December 31, 2017, the liability is still unpaid.

NOTE 6 – PREFERRED STOCK

On January 13, 2016, The Company filed a Certificate of Amendment with the State of Nevada to amend its Articles of Incorporation to increase its authorized shares of preferred stock from 1,000,000 to 5,000,000 shares with a par value of $ 0.001 per share.

NOTE 7 – COMMON STOCK

The 600,000 outstanding preferred shares are convertible into 29,100,000 common shares as compensation for services provided to the Company by its Chairman and Chief Financial Officer.

On January 13, 2016, The Company filed a Certificate of Amendment with the State of Nevada to amend its Articles of Incorporation to increase its authorized shares of common stock from 75,000,000 to 750,000,000 shares with a par value of $ 0.001 per share.

During 2015 and 2016 the Company issued 487,500 restricted shares of common stock related to prior year investors whose issuances were overlooked. These issuances were reflected in the 2015 opening balances due to the immateriality of the amounts involved.

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

NOTE 8 – INCOME TAXES

A reconciliation of differences between the effective income tax rates and the statutory federal rates for the years ended December 31, 2017 and 2016 are as follows:

	2017		2016
	Rate	Amount	Rate	Amount
Tax benefit at US statutory rate	34%	$(53,407)	34%	$(90,193)
State taxes, net of federal benefit	5%	(7,854)	5%	$(13,264)
Change in valuation allowance	(39)%	61,260	(39)%	103,457
	—	$—	—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2017 and 2016 consisted of the following:

	2017	2016
Net Operating Loss Carryforward	$(575,526)	$(522,169)
Valuation Allowance	575,526	522,169
Total Net Deferred Tax Assets	$—	$—

As of December 31, 2017, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $1.69 million that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amounts available to offset future taxable income may be limited. No tax assets have been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15 € and 15d-15 € under the Exchange Act, as of December 31, 2017.

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

The Company has determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility for financial statements that a material misstatement will not be prevented or detected on a timely basis by the Company’s internal controls.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Based on this assessment, management believes that as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of December 31, 2017.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name of Officer	Age	Position	Director / Officer Since
Neil Swartz	55	President, CEO, Director	January 23, 2014
Timothy S. Hart	59	Secretary, CFO, Director	January 23, 2014

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

Timothy S. Hart, CFO

Mr. Hart was appointed chief financial officer and director on October 31, 2014, and previously served as our chief financial officer and member of our board of directors from January 23, 2014 until October 3, 2014. Mr. Hart has over 30 years of accounting and finance experience. Mr. Hart has served as CFO of MediXall Group, Inc.’s (OTC Markets: MDXL) and member its board of directors since December 2012. Since July 2013 Mr. Hart has been the CFO and a director of Monkey Rock Group, Inc. (OTC Markets: MKRO). Mr. Hart has held the position of CFO of TBG Holdings Corporation since March 2012 and a director since September 9, 2013. Hart has been providing accounting and consulting services from R3 Accounting LLC, a private accounting firm formed in 2008. He consulted extensively with the RailAmerica, Inc., a NYSE-listed holding company for short line and regional railroads in the U.S., which was acquired by Fortress Investment Group in 2007, during its initial public offering and assisted the company with governmental compliance. Hart’s firm also provided consulting, strategic tax planning and compliance, and acquisition audits for Patriot Rail Corp., a Boca Raton, Florida based company, which is an operator of short line and regional railroad in the U.S. Mr. Hart served as chief financial officer of Alternative Americas Fuels, Inc. (OTCBB: AFAI) from August 2011 until February 2012. Mr. Hart holds B.A.s in Accountancy, Economics and Business Administration from Thomas More College and has been a certified public accountant since 1984. Mr. Hart devotes approximately 30% of his time to our business and operations.

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

Item 11.  Executive Compensation.

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”) who were serving as executive officers during the fiscal years ended December 31, 2017 and 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Neil Swartz	2017	—	—	—	—	—	—	—	—
President, CEO	2016	—	—	—	—	—	—	—	—

Timothy Hart	2017	—	—	—	—	—	—	—	—
CFO, Treasurer, Chief Accounting Officer, Director and Secretary	2016	—	—	—	—	—	—	—	—

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the ownership of the Company’s 39,216,665 shares of common stock issued and outstanding as of December 31, 2017, with respect to: (i) all officers and directors; (ii) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock; and (iii) our directors and executive officers as a group.

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

(1)

Train Travel Holdings Inc. (Florida) is a subsidiary of TBG Holdings Corporation (Florida) whose officers and majority shareholders are Neil Swartz and Timothy Hart. The principal shareholder of Train Travel Holdings, Inc. (Florida) are TBG Holdings Inc.

(2)

On January 23, 2014, in conjunction with the Stock Purchase Agreement, the Company authorized the issuance of 600,000 preferred shares convertible into 29,100,000 common shares as compensation for services provided to the Company by its Chairman and Chief Financial Officer. The share certificates are held directly by the shareholder.

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

Through TBG Holdings Corporation and R3 Accounting, Timothy Hart, the Company’s Chief Financial Officer, provides accounting and other consulting related services to the Company. During the years ended December 31, 2017 and 2016, the company recognized expenses related to these services of $244,050 and $166,338, respectively. At December 31, 2017 and 2016, the Company owed R3 Accounting and TBG Holdings a total of $56,542 and $54,726, respectively, which is included on the balance sheet under “Accounts payable – related party”.

In January 2014, the Company issued 600,000 shares of its Series A Preferred Stock, valued at $174,600, to Train Travel Holdings (Florida) in consideration for services rendered and to be rendered to the Company.

Review, Approval or Ratification of Transactions with Related Persons

Our unwritten policy with regards to transactions with related persons is that all material transactions are to be reviewed by the entire Board for any possible conflicts of interest. In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally. The Board will then document its findings and conclusion in written minutes.

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

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Baum & Company PA, our independent registered public accountants, for 2017 and 2016 audits.

	Year Ended December 31,
	2017	2016

Audit and Audit Related Fees	$10,000	$9,000
Tax Fees	$—	$—
All Other Fees	$—	$—

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets as of December 31, 2017 and 2016

•

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

•

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2017 and 2016

•

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

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

To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TurnKey Capital, Inc.

Dated: February 21, 2018	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Director (Principle Financial Officer)

Dated: February 21, 2018	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, Director (Principal Executive Officer)