Form 10-K/A
period 2017-12-31
TurnKey Capital, Inc.
filed 2018-03-05
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of TurnKey Capital, Inc. (the “Company”) for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018 (the “Form 10-K”), is solely to include XBRL (Extensible Business Reporting Language) information in Exhibit 101.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any disclosures made in the original Form 10-K.

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

TurnKey Capital, Inc.

Dated: March 5, 2018	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Director (Principle Financial Officer)

Dated: March 5, 2018	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, Director (Principal Executive Officer)