Form 10-Q
period 2018-03-31
TurnKey Capital, Inc.
filed 2018-06-28
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2018

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

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

As of June 25, 2018 the issuer had 39,216,665 shares of its common stock issued and outstanding.

TurnKey Capital, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended March 31, 2018

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current Assets
Cash	$14,132	$2,025
Total current assets	14,132	2,025

Furniture and equipment	1,226	—

Total assets	$15,358	$2,025

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$116,586	$19,728
Accounts payable - related party	56,542	56,542
Advances - related parties	423,217	344,525
Total current liabilities	596,345	420,795

Long Term Liabilities
Advances payable	200,000	200,000

Total liabilities	796,345	620,795

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 600,000 shares issued and outstanding	600	600
Common stock, $0.001 par value, 750,000,000 shares authorized; 39,216,665 shares issued and outstanding	39,217	39,217
Additional paid-in capital	1,034,283	1,034,283
Accumulated deficit	(1,855,087)	(1,692,870)
Total stockholders' deficit	(780,987)	(618,770)
Total liabilities and stockholders' deficit	$15,358	$2,025

The accompanying notes are an integral part of these condensed consolidated financial statements

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2018	2017
Income
Revenue - related party	$30,000	$37,500

Operating Expenses
General and administrative	12,444	11,947
Other operations expense	21,598	—
Professional fees - related party	52,500	53,600
Legal and professional	105,675	2,362
Total operating expenses	192,217	67,909

Loss from operations	(162,217)	(30,409)

Loss before income taxes	(162,217)	(30,409)
Provision for income taxes	—	—
Net loss	$(162,217)	$(30,409)

Net loss per common share basic and diluted	$—	$—

Weighted average common shares outstanding basic	39,216,665	39,216,665

The accompanying notes are an integral part of these condensed consolidated financial statements

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(162,217)	$(30,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	96,858	—
Decrease in accounts payable - related party	—	(33,751)
Net cash used in operating activities	(65,359)	(64,160)

Cash flows from investing activities -
Purchase of furniture and equipment	(1,226)	—

Cash flows from financing activities -
Increase in advances - related parties	78,692	78,925

Net increase in cash	12,107	14,765
Cash at beginning of period	2,025	1,244
Cash at end of period	$14,132	$16,009

Supplemental disclosures of cash flow information
Cash paid during the period for:
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

NOTE 1- GENERAL

Organization

TurnKey Capital, Inc. (formerly Train Travel Holdings, Inc.) (“TKCI”, “the Company,” “we,” or “us”) was incorporated under the laws of the State of Nevada under the name of Vanell, Corp. on September 7, 2012 (“Inception”). The Company changed its name to Train Travel Holdings, Inc. on March 20, 2014 and to TurnKey Capital, Inc. on January 15, 2016.

On July 6, 2015, the Company completed a share exchange agreement (the “Share Exchange Agreement”) with Turnkey Home Buyers USA, Inc., a Florida corporation (“Turnkey”), TBG Holdings Corporation (“TBG”), each of the Turnkey shareholders and Train Travel Holdings, Inc., a Florida corporation. The Company, Turnkey, TBG and Train Travel Holdings, Inc., a Florida corporation, are all under the common control of Neil Swartz and Timothy Hart.

Pursuant to the terms of the Share Exchange Agreement, Turnkey stockholders transferred to the Company all of the issued and outstanding shares of capital stock of Turnkey’s stockholders. In exchange for the acquisition of all of the issued and outstanding shares of Turnkey, the Company issued 15,337,500 shares of its common stock to Turnkey stockholders. Prior to closing, TBG, a principal stockholder of the Company and Turnkey, tendered to Turnkey for cancellation 15,000,000 shares of Turnkey common stock.

The Company shares issued to the Turnkey stockholders were not registered and were issued in a transaction which was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933. Each of the Turnkey shareholders were accredited investors and no underwriters or placement agents were involved.

As a result of the Share Exchange Agreement, the Turnkey stockholders owned 38.9% of the Company’s common stock and 58.5% of the fully diluted common stock as a result of their ownership of the outstanding preferred stock.

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

ROM Business

On September 1, 2016, the Company formed a new subsidiary, Remote Office Management, Inc. (“ROM”) to market bundled accounting and computer/IT services. Simultaneously, ROM entered into a professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company) and PC Lauderdale (an unrelated computer/IT company). The purpose of the agreement was to form a joint venture where by these entities would cross market professional services under ROM for one stop computer/IT and accounting services. Through ROM, we generated revenues of $30,000 and $37,500 during the three months ended March 31, 2018 and 2017, respectively, from accounting and computer/IT services. These services were provided to affiliates.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

Basis of Presentation

The unaudited condensed consolidated financial statements of TurnKey Capital, Inc. as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiaries, Turnkey Home Buyers USA, Inc. and Remote Office Management, Inc. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) as part of the Company’s Form 10-K on March 1, 2018 and amended March 9, 2018. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of March 31, 2018, the Company had $14,132 of cash, a working capital deficit of $582,213 and an accumulated deficit of $1,855,087 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG, a related party as discussed in Note 2, to continue to provide support services until sufficient capital is raised.

Income Taxes

The Company accounts for income taxes using the liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset the deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of March 31, 2018. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) service delivery has occurred, (3) the sales price to the customer is fixed and determinable, and (4) collectability is reasonably assured.

Revenue is recognized at point of sale, with no further obligations.

Loss Per Share

The computation of basic loss per share (“LPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted LPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on loss per share. Therefore, when calculating LPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the LPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money).

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders'	$(162,217)	$(30,409)

Denominator:
Weighted average number of common shares outstanding	39,216,665	39,216,665

Basic and diluted LPS	$—	$—

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Preferred stock (convertible)	29,100,000	29,100,000

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable, the Company has not identified any standards that the Company believes merit discussion. The Company believes that none of the new standards will have a significant impact on the condensed consolidated financial statements.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

NOTE 2 – RELATED PARTY TRANSACTIONS

Amounts due from and to related parties as of March 31, 2018 and December 31, 2017 are detailed below:

	March 31,		December 31,
	2018		2017
Accounts payable - related party	$56,542	(1)	$56,542	(1)
Advances - related parties	$423,217	(2)	$344,525	(2)

———————

(1)

Represents amounts owed to R3 Accounting for accounting related services and are payable on demand.

(2)

As of March 31, 2018, due to related party represents advances paid by TBG owned, in part by Timothy Hart, CFO and Neil Swartz, CEO, for services that are being expensed at a rate of $10,000 per month and are payable on demand.

All of the Company’s revenue for the three months ended March 31, 2018 and 2017 were earned by a subsidiary controlled by Timothy Hart, a director, secretary and CFO of the Company.

During the three months ended March 31, 2018, the company incurred $30,000 of expense related to management fees owed to TBG Holdings and $22,500 of accounting fees owed to R3 accounting. During the three months ended March 31, 2017, the company incurred $30,000 of expense related to management fees owed to TBG Holdings and $23,600 of accounting fees owed to R3 Accounting.

ROM entered into a professional services agreement with R3 Accounting and PC Lauderdale (an unrelated computer/IT company). The purpose of the agreement was to form a joint venture where by these entities would cross market professional services under ROM for one stop computer/IT and accounting services. Through ROM, we generated revenues of $30,000 and $37,500 during the three months ended March 31, 2018 and 2017, respectively, from accounting and computer/IT services. These services were provided to affiliates. All of the revenues for the three months ended March 31, 2018 and 2017 were from a related party.

NOTE 3 – ADVANCES PAYABLE

During 2015, the Company received proceeds of $200,000 for an anticipated business transaction. During 2016, it became clear that the transaction would not be consummated. The Board of Directors is considering various alternatives to satisfy this liability and has proposed to issue 2,000,000 shares of common stock at $.10 per share. As of March 31, 2018, the liability is still unpaid. The advances payable have no stated maturity and bear no interest.

NOTE 4– PREFERRED STOCK

The 600,000 outstanding preferred shares are convertible into 29,100,000 common shares. The preferred shares do not pay dividends. The number of votes for the preferred shares shall be the same as the amount of shares of common shares that would be issued upon conversion.

NOTE 5– PENDING LEGAL MATTERS

In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company's that are related to alleged services that were performed for the Company. The arbitration alleged the Company engaged in a breach of contract. The management plans a vigorous defense and it believes there are meritorious defenses in their favor. The Company's legal counsel has opined that an unfavorable outcome of this case is deemed possible and any possible loss cannot be determined at this time. The Company expects to issue 3,000,000 shares to settle this case, accordingly an accrual of $96,100 has been recorded on the condensed consolidated financial statements regarding this matter and has been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

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

Turnkey Operations

At March 31, 2018 Turnkey’s real estate subsidiary was inactive.

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

As of March 31, 2018, we had negative working capital of $582,213 and cash of $14,132. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand is not sufficient to enable us to continue operations for the next twelve months. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three Months Ended March 31, 2018 Compared to the Three Month Period Ended March 31, 2017

Revenue

During the three month period ended March 31, 2018 and 2017, we generated revenues of $30,000 and $37,500, respectively. The decrease in revenue is attributed to activity generated in the Company’s consulting practice through ROM. These revenues were generated from affiliated companies.

Operating Expenses

A summary of our operating expense for the three months ended March 31, 2018 and 2017 follows:

	Three Months Ended
	March 31,		Increase /
	2018	2017	(Decrease)
Operating expense
General and administrative	$12,444	$11,947	$497
Other operations expense	21,598	—	21,598
Professional fees - related party	52,500	53,600	(1,100)
Legal and professional	105,675	2,362	103,313
Total operating expense	$192,217	$67,909	$124,308

General and administrative ("G&A") costs include costs related to public company costs and other office related costs. G&A costs increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to increases in public company costs.

During the three months ended March 31, 2018 the Company incurred a loss on its planned acquisition of Palm Beach Integrative Medicine LLC. The Company was unable to come to favorable terms and the deal was unwound. As a result all of the acquisition costs used were expensed and recorded in other operations expense.

Professional fees – related party costs primarily include costs for management services provided by TBG related to the development of our planned operations and costs related to R3 Accounting. The decrease in costs related to less work required in maintaining the public company.

Legal and professional expenses related to amounts incurred by the outside accounting firm and lawyers. The increase of $37,213 is primarily a result of a $96,100 charge. In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company's that are related to alleged services that were performed for the Company. The arbitration alleged the Company engaged in a breach of contract. The management plans a vigorous defense and it believes there are meritorious defenses in their favor. The Company's legal counsel has opined that an unfavorable outcome of this case is deemed possible and any possible loss can not be determined at this time. An accrual of $96,100 has been reflected on the financial statements regarding this matter. The additional increase is related to expenses with the Company’s SEC counsel.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions, increase demand for real estate services, find, secure and monetize real estate investments and our ability to attract and retain key employees.

During the three months ended March 31, 2018, because of our operating losses, we did not generate positive operating cash flows. As of March 31, 2018, we had an accumulated deficit of $1,855,087, cash on hand of $14,132 and negative working capital of $582,213. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and related party advances. We are expecting to reduce the need for such short term financing as we build our revenues by growing our business. (See "Plan of Operating and Funding" below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash used in operating activities was $65,359 for the three months ended March 31, 2018, as compared to cash used of $64,160 during the three months ended March 31, 2017.

Cash used in investing activities was $1,226 for the three months ended March 31, 2018. There were no such expenditures for investing activities during the three months ended March 31, 2017.

Cash provided by financing activities was $78,692 for the three months ended March 31, 2018 compared to $78,925 during the three months ended March 31, 2017.

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

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that have a significant impact on the results that we report in our condensed consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Note 1 of the Notes to Condensed Consolidated Financial Statements describes the significant accounting policies used in the preparation of the condensed consolidated financial statements. Certain of these significant accounting policies require us to make critical accounting estimates, as defined below.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with GAAP, and present a meaningful presentation of our financial condition and results of operations.

Our most critical accounting estimates include:

•

the recognition and measurement of current and deferred income taxes, which impact our provision for taxes

Below, we discuss these policies further, as well as the estimates and judgments involved.

Income Taxes

The Company accounts for income taxes using the liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset the deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of March 31, 2018. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2018.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company's that are related to alleged services that were performed for the Company. The arbitration alleged the Company engaged in a breach of contract. The management plans a vigorous defense and it believes there are meritorious defenses in their favor. The Company's legal counsel has opined that an unfavorable outcome of this case is deemed possible and any possible loss cannot be determined at this time. The Company expects to issue 3,000,000 shares to settle this case, accordingly an accrual of $96,100 has been recorded on the condensed consolidated financial statements regarding this matter.

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party averse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A.

RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINES SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

Exhibits:

No.	Description
31.1*	Certification of Neil Swartz, Chief Executive Officer of TurnKey Capital, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Timothy Hart, Chief Financial Officer of TurnKey Capital, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Neil Swartz, Chairman and Chief Executive Officer of TurnKey Capital, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Timothy Hart, Chief Financial Officer of TurnKey Capital, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

———————

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TurnKey Capital, Inc.

Dated: June 28, 2018	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, Director Principal Executive Officer

Dated: June 28, 2018	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Director Principal Financial Officer