Form 10-Q
period 2018-06-30
TurnKey Capital, Inc.
filed 2018-08-14
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to__________________________

Commission File Number: 333-186282

TurnKey Capital, Inc.

(Exact name of registrant as specified in its charter)

Nevada	33-1225521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 East Commercial Blvd., PH-D, Ft. Lauderdale, Florida	33308
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

As of August 14, 2018, the issuer had 42,216,665 shares of its common stock issued and outstanding.

TurnKey Capital, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended March 31, 2018

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current Assets
Cash	$21,653	$2,025
Total current assets	21,653	2,025

Computer equipment	2,105	—

Total assets	$23,758	$2,025

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$129,070	$19,728
Accounts payable - related party	220,984	144,392
Advances - related party	323,775	256,675
Total current liabilities	673,829	420,795

Long Term Liabilities
Advances payable	200,000	200,000

Total liabilities	873,829	620,795

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 600,000 shares issued and outstanding	600	600
Common stock, $0.001 par value, 750,000,000 shares authorized; 39,216,665 shares issued and outstanding	39,217	39,217
Additional paid-in capital	1,034,283	1,034,283
Accumulated deficit	(1,924,171)	(1,692,870)
Total stockholders' deficit	(850,071)	(618,770)
Total liabilities and stockholders' deficit	$23,758	$2,025

The accompanying notes are an integral part of these condensed consolidated financial statements

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income
Revenue - related party	$30,000	$30,000	$60,000	$67,500

Operating Expenses
General and administrative	1,764	2,054	14,208	14,001
Other operations expense	—	—	21,598	—
Professional fees - related party	53,350	57,550	105,850	111,150
Legal and professional	11,000	3,873	20,575	6,235
Total operating expenses	66,114	63,477	162,231	131,386

Loss from operations	(36,114)	(33,477)	(102,231)	(63,886)

Other Expenses
Settlement expense	(32,970)	—	(129,070)	—

Loss before income taxes	(69,084)	(33,477)	(231,301)	(63,886)
Provision for income taxes	—	—	—	—
Net loss	$(69,084)	$(33,477)	$(231,301)	$(63,886)

Net loss per common share basic and diluted	—	—	(0.01)	—

Weighted average common shares outstanding basic and diluted	39,216,665	39,216,665	39,216,665	39,216,665

The accompanying notes are an integral part of these condensed consolidated financial statements

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(231,301)	$(63,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	109,342	(34,980)
Increase in accounts payable - related party	76,592	1,816
Net cash used in operating activities	(45,367)	(97,050)

Cash flows from investing activities -
Purchase of computer equipment	(2,105)	—

Cash flows from financing activities -
Increase in advances - related party	67,100	119,592

Net increase in cash	19,628	22,542
Cash at beginning of period	2,025	1,244
Cash at end of period	$21,653	$23,786

Supplemental disclosures of cash flow information
Cash paid during the period for:
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

NOTE 1- GENERAL

Organization

TurnKey Capital, Inc. (the “Company,” “we, “our”, ” or “us”) was incorporated under the laws of the State of Nevada under the name of Vanell, Corp. on September 7, 2012 (“Inception”). The Company changed its name to Train Travel Holdings, Inc. on March 20, 2014 and to TurnKey Capital, Inc. on January 15, 2016.

On July 6, 2015, the Company completed a share exchange agreement (the “Share Exchange Agreement”) with Turnkey Home Buyers USA, Inc., a Florida corporation (“Turnkey Home Buyers”), TBG Holdings Corporation (“TBG”), each of the Turnkey Home Buyers shareholders and Train Travel Holdings, Inc., a Florida corporation (“Train Travel”). The Company, Turnkey Home Buyers, TBG and Train Travel are all under the common control of Neil Swartz, the Company’s President and Chief Executive Officer (“CEO”) and a member of the Company’s board of directors, and Timothy Hart, the Company’s Chief Financial Officer (“CFO”) and Secretary and a member of the Company’s board of directors.

Pursuant to the terms of the Share Exchange Agreement, Turnkey Home Buyers shareholders transferred to the Company all of the issued and outstanding shares of capital stock of Turnkey Home Buyers. In exchange for the acquisition of all of the issued and outstanding shares of Turnkey Home Buyers, the Company issued 15,337,500 shares of its common stock to Turnkey Home Buyers’ shareholders. Prior to closing, TBG, a principal shareholder of the Company and Turnkey Home Buyers, tendered to Turnkey Home Buyers for cancellation of 15,000,000 shares of Turnkey Home Buyers common stock.

The Company shares issued to the Turnkey Home Buyers shareholders were not registered and were issued in a transaction which was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933. Each of the Turnkey Home Buyers shareholders were accredited investors and no underwriters or placement agents were involved.

As a result of the Share Exchange Agreement, the Turnkey Home Buyers shareholders owned 38.9% of the Company’s common stock and 58.5% of the fully diluted common stock as a result of their ownership of the outstanding preferred stock.

Due to the common control of Turnkey Home Buyers and the Company, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 805-50-25, “Transactions Between Entities Under Common Control” and other Securities and Exchange Commission (“SEC”) guidance, including for lack of economic substance, the Share Exchange Agreement was accounted for as a transfer of the carrying amounts of assets and liabilities under the predecessor value method of accounting. Financial statement presentation under the predecessor value method of accounting as a result of a business combination between entities under common control requires the receiving entity (i.e., the Company) to report the results of operations as if both entities had always been combined. The condensed consolidated financial statements include both entities’ full results since the inception of Turnkey Home Buyers on September 12, 2014.

ROM Business

On September 1, 2016, the Company formed a new subsidiary, Remote Office Management, Inc. (“ROM”), to market bundled accounting and computer/information technology (“IT”) services. Simultaneously, ROM entered into a professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company), (“R3 Accounting”), and PC Lauderdale (an unrelated computer/IT company). The purpose of the agreement was to form a joint venture whereby these entities would cross-market professional services under ROM for one stop computer/IT and accounting services. Through ROM, we generated revenues of $60,000 and $67,500 for the six month periods ended June 30, 2018 and 2017, respectively, from accounting services. These services were provided to MediXall Group, Inc. (“MediXall”). MediXall is a publicly reporting company. Each of Mr. Swartz, our President, CEO and director, and Mr. Hart, our CFO and director, is a significant stockholder of MediXall. Mr. Swartz is MediXall’s Interim CEO and Chairman of the Board, and Mr. Hart is MediXall’s CFO and a member of MediXall’s board of directors. In addition, TBG is a significant stockholder of MediXall. Messrs. Swartz and Hart are both officers and major shareholders of TBG. As such, they may be deemed to be beneficial holders of the MediXall shares held by TBG.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

On June 30, 2017, the Company entered into a Strategic Alliance Agreement (the “SIC Agreement”) with Seminole Indian Company (“SIC”), a company controlled by Chief James E. Billie and Craig Talesman. The purpose and intent of the SIC Agreement is to combine the resources and talents of the Company and SIC, in order to take advantage of every opportunity permitted by tribal sovereignty to create revenue streams in multiple areas in conjunction with operating partners that have existing marketing and customers in place, thereby limiting the capital requirements and risk. To date there have been no revenues pursuant to the SIC and there are no pending contracts or agreements.

The Company does not have any paid employees, however the officers and directors continue to work to further the Company’s business objectives. As of June 30, 2018 and 2017 the Company’s real estate subsidiary, Turnkey Homebuyers, was inactive.

Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company as of June 30, 2018, and for the three and six month periods ended June 30, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and include the Company’s wholly-owned subsidiaries, Turnkey Home Buyers and ROM. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, as filed with the SEC as part of the Company’s Annual Report on Form 10-K on March 1, 2018 as amended on March 5, 2018. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of June 30, 2018, the Company had $21,653 of cash, a working capital deficit of $652,176 and an accumulated deficit of $1,924,171 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG, a related party as discussed in Note 2, to continue to provide support services and advances until sufficient capital is raised. The advances are due on demand and are non-interest bearing.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of June 30, 2018. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) service delivery has occurred, (3) the sales price to the customer is fixed and determinable, and (4) collectability is reasonably assured.

Revenue is recognized at point of sale, with no further obligations.

Fair Value Measurement

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

Fair Value of Financial Instruments

The carrying value of cash approximates its fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Loss Per Share

The computation of basic loss per share (“LPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted LPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net loss per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on loss per share. Therefore, when calculating LPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the LPS calculation is antidilutive.

Following is the computation of basic and diluted net loss per share for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders	$(69,084)	(33,477)	$(231,301)	$(63,886)

Denominator:
Weighted average number of common shares outstanding	39,216,665	39,216,665	39,216,665	39,216,665

Basic and diluted LPS	$—	$—	$(0.01)	$—

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Preferred stock (convertible)	29,100,000	29,100,000	29,100,000	29,100,000

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

Reclassifications

Certain amounts in the 2017 condensed consolidated financial statements have been reclassified to conform to the 2018 condensed consolidated financial statement presentation.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

NOTE 2 – RELATED PARTY TRANSACTIONS

Amounts due from and to related parties as of June 30, 2018 and December 31, 2017 are detailed below:

	June 30,		December 31,
	2018		2017
Accounts payable - related party	$220,984	(1)	$144,392	(1)
Advances - related parties	$323,775	(2)	$256,675	(2)

———————

(1)

Represents (a) amounts owed to R3 Accounting for accounting related services and are payable on demand and (b) amounts owed to TBG, owned in part by Timothy Hart, CFO and a member of the Company’s board of directors, and Neil Swartz, CEO and a member of the Company’s board of directors, for management and consulting services such as corporate strategic planning and financial strategy.

(2)	Represents advances of cash from TBG to us which are payable on demand and non-interest bearing, as discussed in the going concern paragraph.

During the three and six month periods ended June 30, 2018, the Company incurred $30,000 and $60,000 of expense related to TBG management fees and $23,350 and $45,850 of accounting fees owed to R3 Accounting, respectively. During the three and six month periods ended June 30, 2017, the company incurred $30,000 and $60,000 of expense related to TBG management fees and $27,550 and $51,150 of accounting fees owed to R3 Accounting, respectively.

All of the Company’s revenue for the three and six month periods ending June 30, 2018 and 2017 were earned by a wholly-owned subsidiary of the Company controlled by Timothy Hart, a director, secretary and CFO of the Company. Through ROM, we generated revenues of $30,000 and $60,000 during the three and six month periods ended June 30, 2018, compared to $30,000 and $67,500 during the three and six month periods ended June 30, 2017. These services were provided to affiliates. All of the revenues were from MediXall, a related party.

NOTE 3 – ADVANCES PAYABLE

During 2015, the Company received proceeds of $200,000 for an anticipated business transaction. During 2016, it became clear that the transaction would not be consummated. The Board of Directors is considering various alternatives to satisfy this liability, including the issuance of 2,000,000 shares of common stock at $0.10 per share. As of June 30, 2018, the liability is still unpaid. The advances payable have no stated maturity and bear no interest.

NOTE 4– PREFERRED STOCK

The 600,000 outstanding preferred shares are convertible into 29,100,000 common shares. The preferred shares do not pay dividends. The number of votes for the preferred shares shall be the same as the amount of shares of common shares that would be issued upon conversion.

NOTE 5– PENDING LEGAL MATTERS

In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company and Fiori Communications, (“Fiori”), related to alleged services that were performed for the Company. Fiori alleged the Company engaged in a breach of contract. The Company settled this action for 3,000,000 shares of its common stock. Accordingly an accrual of $129,070, based on the approximate fair value of the Company common stock at the settlement date, has been recorded on the Company’s condensed consolidated financial statements regarding this matter. Accrual is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. The 3,000,000 shares of common stock were issued in July 2018.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report on Form 10-Q and other reports filed by TurnKey Capital, Inc. (the “Company,” “we,” “us” or “our”) from time to time with the U.S. Securities and Exchange Commission(“SEC”) (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the factors, risks, and uncertainties contained in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as amended..  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

ROM Operations

On September 1, 2016, the Company formed a new subsidiary, Remote Office Management, Inc. (“ROM”), to market bundled accounting and computer/IT services. Simultaneously, ROM entered into a professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company ) and an unrelated computer/IT company. The purpose of the agreement was to form a joint venture whereby these entities would cross-market professional services under ROM for one stop computer/IT and accounting services. Through ROM, we generated revenues of $60,000 and $67,500 for the six month periods ended June 30, 2018 and 2017, respectively, from accounting services. These services were provided to MediXall Group, Inc. (“MediXall”). MediXall is a publicly reporting company. Each of Mr. Swartz, our President, Chief Executive Officer and director, and Mr. Hart, our Chief Financial Officer and director, is a significant stockholder of MediXall. Mr. Swartz is MediXall’s Interim Chief Executive Officer and Chairman of the Board, and Mr. Hart is MediXall’s Chief Financial Officer and a member of MediXall’s board of directors. In addition, TBG Holdings Corporation (“TBG”) is a significant stockholder of MediXall. Messrs. Swartz and Hart are officers and major shareholders of TBG. As such, they may be deemed to be beneficial holders of the MediXall shares held by TBG.

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

As of June 30, 2018, we had negative working capital of $652,176 and cash of $21,653. Based upon current and near term anticipated level of operations and expenditures, we believe that cash on hand is not sufficient to enable us to continue operations for the next twelve months. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three Month Period Ended June 30, 2018 Compared to the Three Month Period Ended June 30, 2017

Revenue

During the three month periods ended June 30, 2018 and 2017, we generated revenues of $30,000 for each period. These revenues were generated from services that were provided to MediXall Group, Inc., an affiliate of TBG, a related party.

Operating Expenses

A summary of our operating expense for the three month periods ended June 30, 2018 and 2017 follows:

	Three Months Ended
	June 30,		(Decrease) /
	2018	2017	Increase
Operating expense
General and administrative	$1,764	$2,054	$(290)
Professional fees - related party	53,350	57,550	(4,200)
Legal and professional	11,000	3,873	7,127
Total operating expense	$66,114	$63,477	$2,637

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

Legal and professional expenses related to amounts incurred by the outside accounting firm and lawyers. The increase of $7,127 is primarily a result of increases in expenses with the Company’s SEC counsel and outside accounting firm.

Other Expenses

Other expenses consist of a $32,970 settlement expense.  The Company recorded this additional amount to settlement expense during the second quarter of 2018 to increase the amount accrued in connection with the Fiori Settlement, as discussed in Part I – Note 5.

Six Month Period Ended June 30, 2018 Compared to the Six Month Period Ended June 30, 2017

Revenue

During the six months ended June 30, 2018 and 2017, we generated revenues of $60,000 and $67,500, respectively. These revenues were generated from services that were provided to MediXall Group, Inc., an affiliate of TBG, a related party.

Operating Expenses

A summary of our operating expense for the six month periods ended June 30, 2018 and 2017 follows:

	Six Months Ended
	June 30,		Increase /
	2018	2017	(Decrease)
Operating expense
General and administrative	$14,208	$14,001	$207
Other operations expense	21,598	—	21,598
Professional fees - related party	105,850	111,150	(5,300)
Legal and professional	20,575	6,235	14,340
Total operating expense	$162,231	$131,386	$30,845

G&A costs include costs related to public company costs and other office related costs.

During the six month periods ended June 30, 2018 the Company incurred a loss on its planned acquisition of Palm Beach Integrative Medicine LLC. The Company was unable to reach an agreement on favorable terms and the deal was unwound. As a result, all of the acquisition costs used were expensed and recorded in other operations expense.

Professional fees – related party costs primarily include costs for management services provided by TBG and costs related to R3 Accounting. The decrease in costs related to less work required in maintaining the public company.

Legal and professional expenses relate to amounts incurred by the outside accounting firm and lawyers. The increase of $14,340 is primarily a result of increases in expenses with the Company’s SEC counsel and outside accounting firm.

Other Expenses

Other expenses consist of a $129,070 settlement expense. In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company and Fiori Communications, a Wyoming Corporation, related to alleged services that were performed for the Company. The arbitration alleged the Company engaged in a breach of contract. The Company settled this action for 3,000,000 shares of its common stock. Accordingly an accrual of $129,070, based on the approximate fair value of the Company common stock at the settlement date, has been recorded on the condensed consolidated financial statements regarding this matter. Accrual is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. The 3,000,000 shares of common stock were issued in July 2018.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions, and our ability to attract and retain key employees.

During the six month periods ended June 30, 2018, because of our operating losses, we did not generate positive operating cash flows. As of June 30, 2018, we had an accumulated deficit of $1,924,171, cash on hand of $21,653 and negative working capital of $652,176. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and advances from TBG, a related party. We are expecting to reduce the need for such short-term financing as we build our revenues by growing our business. (See "Plan of Operations" below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash used in operating activities was $45,367 for the six month periods ended June 30, 2018, as compared to cash used of $97,050 during the six months ended June 30, 2017.

Cash used in investing activities was $2,105 for the six month periods ended June 30, 2018. There were no such expenditures for investing activities during the six months ended June 30, 2017.

Cash provided by financing activities was $67,100 for the six months ended June 30, 2018 compared to $119,592 during the six months ended June 30, 2017.

We expect TBG, a related party, will continue to provide support services until sufficient capital is raised.

Plan of Operations and Funding

We expect that working capital requirements will continue to be funded through further related party advances and further issuances of securities until our business activities can generate positive cash flow. Our working capital requirements are expected to increase in line with the growth of our business.

We have minimal working capital, and we do not have any lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments and related party advances. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet short-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make judgments, assumptions and estimates that have a significant impact on the results that we report in our condensed consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Note 1 of the Notes to Condensed Consolidated Financial Statements describes the significant accounting policies used in the preparation of the condensed consolidated financial statements. Certain of these significant accounting policies require us to make critical accounting estimates, as defined below.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with GAAP and present a meaningful presentation of our financial condition and results of operations.

Our most critical accounting estimates include:

•	the recognition and measurement of current and deferred income taxes, which impact our provision for taxes.

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

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of June 30, 2018. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Off-Balance Sheet Arrangements

As of June 30, 2018, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President and our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2018.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a Company’s financial statements.

Based upon that evaluation, our President (Chief Executive Officer) and our Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

•

Internal control has as its core a basic tenant of segregation of duties. Due to our limited size and economic constraints, the Company is not able to segregate for control purposes various asset control and recording duties and functions to different employees. This lack of segregation of duties had been evaluated by management and has been deemed to be a material control deficiency.

The Company has determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility that a material misstatement will not be prevented or detected on a timely basis by the Company’s internal controls.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company and Fiori Communications, a Wyoming Corporation, related to alleged services that were performed for the Company. The arbitration alleged the Company engaged in a breach of contract. The Company settled this action for 3,000,000 shares of its common stock. Accordingly an accrual of $129,070, based on the approximate fair value of the Company common stock at the settlement date, has been recorded on the condensed consolidated financial statements regarding this matter. Accrual is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. The 3,000,000 shares of common stock were issued in July 2018.

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of June 30, 2018, no director, officer or affiliate is (i) a party averse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

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

TurnKey Capital, Inc.

Dated: August 14, 2018	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, Director and Principal Executive Officer

Dated: August 14, 2018	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Director and Principal Financial Officer