Form 10-Q
period 2018-09-30
TurnKey Capital, Inc.
filed 2018-10-23
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of October 23, 2018, the issuer had 42,216,665 shares of its common stock issued and outstanding.

TurnKey Capital, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended September 30, 2018

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current Assets
Cash	$—	$2,025
Total current assets	—	2,025

Computer equipment, net	1,930	—

Total assets	$1,930	$2,025

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$550	$19,728
Accounts payable - related parties	273,484	144,392
Advances - related party	312,880	256,675
Total current liabilities	586,914	420,795

Long Term Liabilities
Advances payable	200,000	200,000

Total liabilities	786,914	620,795

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 600,000 shares issued and outstanding	600	600
Common stock, $0.001 par value, 750,000,000 shares authorized; 42,216,665 and 39,216,665 shares issued and outstanding	42,217	39,217
Additional paid-in capital	1,160,353	1,034,283
Accumulated deficit	(1,988,154)	(1,692,870)
Total stockholders' deficit	(784,984)	(618,770)
Total liabilities and stockholders' deficit	$1,930	$2,025

The accompanying notes are an integral part of these condensed consolidated financial statements

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income
Revenue - related party	$—	$32,000	$60,000	$99,500

Operating Expenses
General and administrative	2,983	4,912	17,191	18,913
Other operations expense	—	—	21,598	—
Professional fees - related party	52,500	72,200	158,350	183,350
Legal and professional	8,500	3,069	29,075	9,304
Total operating expenses	63,983	80,181	226,214	211,567

Loss from operations	(63,983)	(48,181)	(166,214)	(112,067)

Other Expenses
Settlement expense	—	—	(129,070)	—

Loss before income taxes	(63,983)	(48,181)	(295,284)	(112,067)
Provision for income taxes	—	—	—	—
Net loss	$(63,983)	$(48,181)	$(295,284)	$(112,067)

Net loss per common share basic and diluted	—	—	(0.01)	—

Weighted average common shares outstanding basic and diluted	42,021,013	39,216,665	40,161,720	39,216,665

The accompanying notes are an integral part of these condensed consolidated financial statements

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(295,284)	$(112,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	175	—
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	109,892	(31,478)
Increase in accounts payable - related parties	129,092	1,816
Net cash used in operating activities	(56,125)	(141,729)

Cash flows from investing activities -
Purchase of computer equipment	(2,105)	—

Cash flows from financing activities -
Increase in advances - related party	56,205	157,092

Net (decrease) increase in cash	(2,025)	15,363
Cash at beginning of period	2,025	1,244
Cash at end of period	$—	$16,607

Supplemental disclosures of cash flow information
Cash paid during the period for:
Taxes paid	$—	$—
Interest paid	$—	$—
Noncash transaction -
Reclassification of settlement expense from other liabilities to common stock (see Note 5)	$129,070	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

NOTE 1 – GENERAL

Organization

TurnKey Capital, Inc. (the “Company,” “we, “our”,” or “us”) was incorporated under the laws of the State of Nevada under the name of Vanell, Corp. on September 7, 2012 (“Inception”). The Company changed its name to Train Travel Holdings, Inc. on March 20, 2014 and to TurnKey Capital, Inc. on January 15, 2016 as a result of changes in its line of business.

As of September 30, 2018 and 2017, we are a shell company as defined in Rule 12b-2 of the Exchange Act.  Our wholly-owned subsidiaries are Remote Office Management, Inc. (“ROM”), which was formed in 2016 and is discussed below, and Turnkey Home Buyers USA, Inc. which was formed in 2014 and is inactive as of September 30, 2018 and 2017.The Company does not have any paid employees however, the officers and directors continue to work to further the Company’s business objectives.

ROM Business

Rom was formed to market bundled accounting and computer/information technology (“IT”) services. Simultaneously, ROM entered into a professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company), (“R3 Accounting”), and PC Lauderdale (an unrelated computer/IT company). The purpose of the agreement was to form a joint venture whereby these entities would cross-market professional services under ROM for one stop computer/IT and accounting services. Through ROM, we generated revenues of $60,000 and $99,500 for the nine month periods ended September 30, 2018 and 2017, respectively, from accounting services. These services were provided to MediXall Group, Inc. (“MediXall”). MediXall is a publicly reporting company. Each of Mr. Swartz, our President, CEO and director, and Mr. Hart, our CFO and director, is a significant stockholder of MediXall. Mr. Swartz is MediXall’s Interim CEO and Chairman of the Board, and Mr. Hart is MediXall’s CFO and a member of MediXall’s board of directors. In addition, TBG is a significant stockholder of MediXall. Messrs. Swartz and Hart are both officers and major shareholders of TBG. As such, they may be deemed to be beneficial holders of the MediXall shares held by TBG. ROM was inactive during the third quarter of 2018 and did not generate any revenue.

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

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2018 and the consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2018. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Form 10-K, which was filed with the SEC on March 1, 2018 as amended on March 5th 2018.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of September 30, 2018, the Company had no cash, a working capital deficit of $586,914 and an accumulated deficit of $1,988,154 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG to continue to provide support services and advances until sufficient capital is raised. The advances are due on demand and are non-interest bearing.

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

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of September 30, 2018. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

Following is the computation of basic and diluted net loss per share for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders	$(63,983)	(48,181)	$(295,284)	$(112,067)

Denominator:
Weighted average number of common shares outstanding	42,021,013	39,216,665	40,161,720	39,216,665

Basic and diluted LPS	$—	$—	$(0.01)	$—

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

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

Reclassifications

Certain amounts in the 2017 condensed consolidated financial statements have been reclassified to conform to the 2018 condensed consolidated financial statement presentation.

NOTE 2 – RELATED PARTY TRANSACTIONS

Amounts due to related parties as of September 30, 2018 and December 31, 2017 are detailed below:

	September 30,		December 31,
	2018		2017
Accounts payable - related parties	$273,484	(1)	$144,392	(1)
Advances - related parties	$312,880	(2)	$256,675	(2)

———————

(1)

Represents (a) amounts owed to R3 Accounting, owned by Timothy Hart, CFO and a member of the Company’s board of directors, for accounting related services and are payable on demand and (b) amounts owed to TBG, owned in part by Timothy Hart, CFO and a member of the Company’s board of directors, and Neil Swartz, CEO and a member of the Company’s board of directors, for management and consulting services such as corporate strategic planning and financial strategy.

(2)	Represents advances of cash from TBG to us which are payable on demand and non-interest bearing.

During the three and nine month periods ended September 30, 2018, the Company incurred $30,000 and $90,000 of expense related to TBG management fees and $22,500 and $68,350 of accounting fees owed to R3 Accounting, respectively. During the three and nine month periods ended September 30, 2017, the company incurred $30,000 and $90,000 of expense related to TBG management fees and $42,200 and $93,350 of accounting fees owed to R3 Accounting, respectively.

Through ROM, we generated revenues of $0 and $60,000 during the three and nine month periods ended September 30, 2018, compared to $32,000 and $99,500 during the three and nine month periods ended September 30, 2017. These services were provided to affiliates. All of the revenues were from MediXall, a related party.

NOTE 3 – ADVANCES PAYABLE

During 2015, the Company received proceeds of $200,000 for an anticipated business transaction. During 2016, it became clear that the transaction would not be consummated. The Board of Directors is considering various alternatives to satisfy this liability, including the issuance of 2,000,000 shares of common stock at $0.10 per share. As of September 30, 2018, the liability is still unpaid. The advances payable have no stated maturity and bear no interest.

NOTE 4 – PREFERRED STOCK

The 600,000 outstanding preferred shares are convertible into 29,100,000 common shares. The preferred shares do not pay dividends. The number of votes for the preferred shares shall be the same as the amount of shares of common shares that would be issued upon conversion.

NOTE 5 – LEGAL MATTERS

In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company and Fiori Communications, (“Fiori”), related to alleged services that were performed for the Company. Fiori alleged the Company engaged in a breach of contract. The Company settled this action for 3,000,000 shares of its common stock. Accordingly an expense of $129,070, based on the approximate fair value of the Company common stock at the settlement date, had been recorded on the Company’s condensed consolidated financial statements regarding this matter. The 3,000,000 shares of common stock were issued in July 2018.

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

ROM Operations

On September 1, 2016, the Company formed a new subsidiary, Remote Office Management, Inc. (“ROM”), to market bundled accounting and computer/IT services. Simultaneously, ROM entered into a professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company ) and an unrelated computer/IT company. The purpose of the agreement was to form a joint venture whereby these entities would cross-market professional services under ROM for one stop computer/IT and accounting services. Through ROM, we generated revenues of $60,000 and $99,500 for the nine month periods ended September 30, 2018 and 2017, respectively, from accounting services. These services were provided to MediXall Group, Inc. (“MediXall”). MediXall is a publicly reporting company. Each of Mr. Swartz, our President, Chief Executive Officer and director, and Mr. Hart, our Chief Financial Officer and director, is a significant stockholder of MediXall. Mr. Swartz is MediXall’s Interim Chief Executive Officer and Chairman of the Board, and Mr. Hart is MediXall’s Chief Financial Officer and a member of MediXall’s board of directors. In addition, TBG Holdings Corporation (“TBG”) is a significant stockholder of MediXall. Messrs. Swartz and Hart are officers and major shareholders of TBG. As such, they may be deemed to be beneficial holders of the MediXall shares held by TBG.

We cannot accurately predict the amount of funding or the time required to successfully implement our business plan. The actual cost and time required to achieve profitability may vary significantly depending on, among other things, the availability of qualified personnel and marketing and other costs associated with the planned operations. Because of this uncertainty, even if financing is available to us, we may secure insufficient funding to effectuate our business plan.

As of September 30, 2018, we had negative working capital of $586,914 and cash of $0. Based upon current and near term anticipated level of operations and expenditures, we believe that our lack of cash precludes us from continue operations for the next twelve months. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three Month Period Ended September 30, 2018 Compared to the Three Month Period Ended September 30, 2017

Revenue

During the three month periods ended September 30, 2018 and 2017, we generated revenues of $0 and $32,000 for each period, respectively. These revenues were generated from services that were provided to MediXall Group, Inc., a related party.

Operating Expenses

A summary of our operating expense for the three month periods ended September 30, 2018 and 2017 follows:

	Three Months Ended
	September 30,		(Decrease) /
	2018	2017	Increase
Operating expense
General and administrative	$2,983	$4,912	$(1,929)
Professional fees - related party	52,500	72,200	(19,700)
Legal and professional	8,500	3,069	5,431
Total operating expense	$63,983	$80,181	$(16,198)

General and administrative ("G&A") costs include costs related to public company costs and other office related costs.

Professional fees – related party costs primarily include costs for management services provided by TBG related to the development of our planned operations and costs related to R3 Accounting. The decrease in costs related to less work required in maintaining the public company. Also, ROM was inactive during the third quarter of 2018.

Legal and professional expenses related to amounts incurred by the outside accounting firm and lawyers. The increase is primarily a result of increases in expenses with the Company’s SEC counsel and outside accounting firm.

Nine Month Period Ended September 30, 2018 Compared to the Nine Month Period Ended September 30, 2017

Revenue

During the nine month periods ended September 30, 2018 and 2017, we generated revenues of $60,000 and $99,500, respectively. These revenues were generated from services that were provided to MediXall Group, Inc., an affiliate of TBG, a related party.

Operating Expenses

A summary of our operating expense for the nine month periods ended September 30, 2018 and 2017 follows:

	Nine Months Ended
	September 30,		Increase /
	2018	2017	(Decrease)
Operating expense
General and administrative	$17,191	$18,913	$(1,722)
Other operations expense	21,598	—	21,598
Professional fees - related party	158,350	183,350	(25,000)
Legal and professional	29,075	9,304	19,771
Total operating expense	$226,214	$211,567	$14,647

G&A costs include costs related to public company costs and other office related costs.

During the nine month period ended September 30, 2018 the Company incurred a loss on its planned acquisition of Palm Beach Integrative Medicine LLC. The Company was unable to reach an agreement on favorable terms and the deal was unwound. As a result, all of the acquisition costs used were expensed and recorded in other operations expense.

Professional fees – related party costs primarily include costs for management services provided by TBG and costs related to R3 Accounting. The decrease in costs related to less work required in maintaining the public company. Also, ROM was inactive during the third quarter of 2018.

Legal and professional expenses relate to amounts incurred by the outside accounting firm and lawyers. The increase is primarily a result of increases in expenses with the Company’s SEC counsel and outside accounting firm.

Other Expenses

Other expenses consist of a $129,070 settlement expense. In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company and Fiori Communications, a Wyoming Corporation, related to alleged services that were performed for the Company. The arbitration alleged the Company engaged in a breach of contract. The Company settled this action for 3,000,000 shares of its common stock. Accordingly an expense of $129,070, based on the approximate fair value of the Company common stock at the settlement date, has been recorded on the condensed consolidated financial statements regarding this matter. The 3,000,000 shares of common stock were issued in July 2018.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions, and our ability to attract and retain key employees.

During the nine month period ended September 30, 2018, because of our operating losses, we did not generate positive operating cash flows. As of September 30, 2018, we had an accumulated deficit of $1,988,154, cash on hand of $0 and negative working capital of $586,914. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and advances from TBG, a related party. We are expecting to reduce the need for such short-term financing as we build our revenues by growing our business. (See "Plan of Operations" below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash used in operating activities was $56,125 for the nine month period ended September 30, 2018, as compared to cash used of $141,729 during the nine month period ended September 30, 2017.

Cash used in investing activities was $2,105 for the nine month period ended September 30, 2018. There were no such expenditures for investing activities during the nine month period ended September 30, 2017.

Cash provided by financing activities was $56,205 for the nine month period ended September 30, 2018 compared to $157,092 during the nine month period ended September 30, 2017.

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

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of September 30, 2018. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Off-Balance Sheet Arrangements

As of September 30, 2018, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President and our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2018.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a Company’s financial statements.

Based upon that evaluation, our President (Chief Executive Officer) and our Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company and Fiori Communications, a Wyoming Corporation, related to alleged services that were performed for the Company. The arbitration alleged the Company engaged in a breach of contract. The Company settled this action for 3,000,000 shares of its common stock. Accordingly an expense of $129,070, based on the approximate fair value of the Company common stock at the settlement date, has been recorded on the condensed consolidated financial statements regarding this matter. The 3,000,000 shares of common stock were issued in July 2018.

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of September 30, 2018, no director, officer or affiliate is (i) a party averse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

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

TurnKey Capital, Inc.

Dated: October 23, 2018	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, Director and Principal Executive Officer

Dated: October 23, 2018	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Director and Principal Financial Officer