Form 10-K
period 2018-12-31
TurnKey Capital, Inc.
filed 2019-04-17
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was $2,530,240 as computed by reference to the price at which the common equity was last sold, which was $0.08 on that date.

As of April 16, 2019, the Registrant had 42,264,665 shares of common stock outstanding.

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

Such forward-looking statements include statements regarding, among other things, matters associated with:

•	our ability to continue as a going concern,
•	our history of losses which we expect to continue,
•	the significant amount of liabilities due related parties,
•	our ability to raise sufficient capital to fund our company,
•	our ability to integrate acquisitions and the operations of acquired companies,
•	the limited experience of our management in the operations of a public company,
•	potential weaknesses in our internal control over financial reporting,
•	increased costs associated with reporting obligations as a public company,
•	a limited market for our common stock and limitations resulting from our common stock being designated as a penny stock,
•	the ability of our board of directors to issue preferred stock without the consent of our stockholders,
•	our management controls the voting of our outstanding securities,
•	the conversion of shares preferred stock will be very dilutive to our existing common stockholders,
•	risks associated with stability of the internet, data security, exposure to data breach.

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

As of December 31, 2018 we are a shell company as defined in Rule 12b-2 of the Exchange Act.  Our wholly-owned subsidiaries are Remote Office Management, Inc. (“ROM”), which was formed in 2016 and is discussed below, and Turnkey Home Buyers USA, Inc. which was formed in 2014 and is inactive as of December 31, 2018 and 2017. The Company does not have any paid employees however, the officers and directors continue to work to further the Company’s business objectives.

ROM Business

ROM was formed to market bundled accounting and computer/information technology (“IT”) services. Simultaneously, ROM entered into a professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company), (“R3 Accounting”), and PC Lauderdale (an unrelated computer/IT company). The purpose of the agreement was to form a joint venture whereby these entities would cross-market professional services under ROM for one stop computer/IT and accounting services. Through ROM, we generated revenues of $60,000 and $119,500 for the years ended December 31, 2018 and 2017, respectively, from accounting services. These services were provided to MediXall Group, Inc. (“MediXall”). MediXall is a public reporting company. Each of Mr. Swartz, our President, CEO and director, and Mr. Hart, our CFO and director, is a significant stockholder of MediXall. Mr. Swartz is MediXall’s Interim CEO and Chairman of the Board, and Mr. Hart is MediXall’s CFO and a member of MediXall’s board of directors. In addition, TBG is a significant stockholder of MediXall. Messrs. Swartz and Hart are both officers and major shareholders of TBG. As such, they may be deemed to be beneficial holders of the MediXall shares held by TBG. ROM was inactive during the third and fourth quarter of 2018 and did not generate any revenue.

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

We Need Additional Capital To Fund Our Planned Operations. The Company does not have cash reserves available to meet its basic operational requirements and will be dependent upon the sale of its common stock and, or, other financing to fund potential acquisitions as well as covering our basic overhead expenses. We expect to fund our general operations for the next 6 - 12 months with the private sale of our common stock or from funding provided by our officers or affiliates. There is no assurance we can raise the capital we need or that a financing will be at terms satisfactory to us. We currently have no commitment for financing.

Web Site

We maintain a website at http://turnkeycapitalinc.com/. This website is not incorporated in this Form 10-K.

Employees

As of December 31, 2018, the Company does not have any paid employees however, the officers and directors continue to work to further the Company’s business objectives.

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

All of our revenues are from affiliates. While fees for these services were negotiated at arm’s length, they may not be on terms most favorable to us. The loss of revenues from any of our affiliates could have a material and adverse effect on our company.

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

Calendar Quarter Ended:

	High	Low
2018
March 31	$0.06	$0.02
June 30	$0.23	$0.02
September 30	$0.11	$0.03
December 31	$0.08	$0.02

2017
March 31	$0.08	$0.03
June 30	$0.03	$0.02
September 30	$0.24	$0.02
December 31	$0.14	$0.02

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

Holders

As of April 16, 2019, there are approximately 220 stockholders of record of our common stock. A majority of our common stock are held in “street name” or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

In December 2017 the Company was named in a civil arbitration which was settled for 3,000,000 shares of its common stock. Accordingly, an expense of $129,070, based on the approximate fair value of the Company common stock at the settlement date, has been recorded on the consolidated financial statements regarding this matter. The 3,000,000 shares of common stock were issued in July 2018.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of TurnKey Capital, Inc. and its subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Form 10-K.

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As of December 31, 2018, we had negative working capital of $821,763 and cash of $3,398. Based upon current and near term anticipated level of operations and expenditures, we believe that our lack of cash precludes us from continue operations for the next twelve months. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenue

During the years ended December 31, 2018 and 2017, we generated revenues of $60,000 and $119,500, respectively. These revenues were generated from services that were provided to MediXall Group, Inc.

Operating Expenses

A summary of our operating expense for the years ended December 31, 2018 and 2017 follows:

	Years Ended
	December 31,		(Decrease) /
	2018	2017	Increase
Operating expense
General and administrative	$20,163	$21,405	$(1,242)
Other operations expense	21,598	—	21,598
Professional fees - related party	210,850	244,050	(33,200)
Legal and professional	29,076	(7,877)	36,953
Total operating expense	$281,687	$257,578	$24,109

General and administrative “G&A” costs include costs related to public company costs and other office related costs.

During the year ended December 31, 2018 the Company incurred a loss on its planned acquisition of Palm Beach Integrative Medicine LLC. The Company was unable to reach an agreement on favorable terms and the deal was unwound. As a result, all of the acquisition costs used were expensed and recorded in other operations expense.

Professional fees – related party costs primarily include costs for management services provided by TBG and costs related to R3 Accounting. The decrease in costs related to less work required in maintaining the public company. Also, ROM was inactive during the third and fourth quarter of 2018.

Legal and professional expenses relate to amounts incurred by the outside accounting firm and lawyers. The primary reason for the increase from the year ended December 31, 2017 to the year ended December 31, 2018 is due to a reversal of accrual recorded in 2017 related to professional fees.

Other Expenses

Other expenses consist of a $129,070 settlement expense. In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company and Fiori Communications, a Wyoming Corporation, related to alleged services that were performed for the Company. The arbitration alleged the Company engaged in a breach of contract. The Company settled this action for 3,000,000 shares of its common stock. Accordingly, an expense of $129,070, based on the approximate fair value of the Company common stock at the settlement date, has been recorded on the consolidated financial statements regarding this matter. The 3,000,000 shares of common stock were issued in July 2018.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions, and our ability to attract and retain key employees.

During the year ended December 31, 2018, because of our operating losses, we did not generate positive operating cash flows. As of December 31, 2018, we had an accumulated deficit of $2,023,128, cash on hand of $3,398 and negative working capital of $821,763. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and advances from TBG, a related party. We are expecting to reduce the need for such short-term financing as we build our revenues by growing our business. (See "Plan of Operations" below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash used in operating activities was $51,137 for the year ended December 31, 2018, as compared to cash used of $108,961 during the year ended December 31, 2017.

Cash used in investing activities was $2,105 for the year ended December 31, 2018. There were no such expenditures for investing activities during the year ended December 31, 2017.

Cash provided by financing activities was $54,615 for the year ended December 31, 2018 compared to $109,742 during the year ended December 31, 2017.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of December 31, 2018, the Company had $3,398 of cash and an accumulated deficit of $2,023,128 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG to continue to provide support services and advances until sufficient capital is raised. The advances are due on demand and are non-interest bearing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

None.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make judgments, assumptions and estimates that have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Note 1 of the consolidated financial statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies require us to make critical accounting estimates, as defined below.

A critical accounting estimate is defined as one that is both material to the presentation of our consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

•	we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and
•	different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with GAAP and present a meaningful presentation of our financial condition and results of operations.

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

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of December 31, 2018. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Off-Balance Sheet Arrangements

As of December 31, 2018, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 8.  Financial and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TurnKey Capital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TurnKey Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Hacker, Johnson & Smith PA

We have served as auditors since 2018

Fort Lauderdale, FL

April 16, 2019

TurnKey Capital, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2018 and 2017

	December 31,
	2018	2017
Assets
Current Assets
Cash	$3,398	$2,025
Total current assets	3,398	2,025

Computer equipment, net	1,805	—

Total assets	$5,203	$2,025

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$10,565	$21,906
Advances payable	200,000	200,000
Accounts payable - related parties	302,483	120,892
Advances - related party	312,113	257,498
Total Current Liabilities	825,161	600,296

Commitments and Contingencies (Notes 1 and 7)	—	—

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 600,000 shares issued and outstanding at December 31, 2018 and 2017.	600	600
Common stock, $0.001 par value, 750,000,000 shares authorized; 42,264,665 and 39,264,665 shares issued and outstanding at December 31, 2018 and 2017, respectively.	42,265	39,265
Additional paid-in capital	1,160,305	1,034,235
Accumulated deficit	(2,023,128)	(1,672,371)
Total stockholders' deficit	(819,958)	(598,271)
Total liabilities and stockholders' deficit	$5,203	$2,025

(The accompanying notes are an integral part of these consolidated financial statements)

TurnKey Capital, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2018 and 2017

	2018	2017
Income
Revenue - related party	$60,000	$119,500

Operating Expenses
General and administrative	20,163	21,405
Other operations expense	21,598	—
Professional fees - related party	210,850	244,050
Legal and professional	29,076	(7,877)
Total operating expenses	281,687	257,578

Loss from operations	(221,687)	(138,078)

Other Expenses
Settlement expense	(129,070)	—

Loss before income taxes	(350,757)	(138,078)
Provision for income taxes	—	—
Net loss	$(350,757)	$(138,078)

Net loss per common share basic and diluted	$(0.01)	$—

Weighted average common shares outstanding basic and diluted	40,679,679	39,247,438

(The accompanying notes are an integral part of these consolidated financial statements)

TurnKey Capital, Inc. and Subsidiaries

Consolidated Statement Stockholders' Deficit

For the Years Ended December 31, 2018 and 2017

	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2016	600,000	$600	39,216,665	$39,217	$1,034,283	$(1,534,293)	$(460,193)
Issuance of common stock	—	—	48,000	48	(48)	—	—
Net loss	—	—	—	—	—	(138,078)	(138,078)
Balance at December 31, 2017	600,000	600	39,264,665	39,265	1,034,235	(1,672,371)	(598,271)

Stock issued for settlement of legal action	—	—	3,000,000	3,000	126,070	—	129,070
Net loss	—	—	—	—	—	(350,757)	(350,757)
Balance at December 31, 2018	600,000	$600	42,264,665	$42,265	$1,160,305	$(2,023,128)	$(819,958)

(The accompanying notes are an integral part of these consolidated financial statements)

TurnKey Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net loss	$(350,757)	$(138,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	300	—
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	117,729	(37,049)
Increase in accounts payable - related parties	181,591	66,166
Net cash used in operating activities	(51,137)	(108,961)

Cash flows from investing activities -
Purchase of computer equipment	(2,105)	—

Cash flows from financing activities -
Increase in advances payable - related party	54,615	109,742

Increase in cash	1,373	781
Cash at beginning of year	2,025	1,244
Cash at end of year	$3,398	$2,025

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$—	$—
Interest paid	$—	$—
Noncash transaction -
Reclassification of settlement expense from other liabilities to common stock (see Note 7)	$129,070	$—

(The accompanying notes are an integral part of these consolidated financial statements)

TURNKEY CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

As of December 31, 2018 and 2017, we are a shell company as defined in Rule 12b-2 of the Exchange Act.  Our wholly-owned subsidiaries are Remote Office Management, Inc. (“ROM”), which was formed in 2016 and is discussed below, and Turnkey Home Buyers USA, Inc. which was formed in 2014 and is inactive as of December 31, 2018 and 2017. The Company does not have any paid employees however, the officers and directors continue to work to further the Company’s business objectives.

ROM Business

ROM was formed to market bundled accounting and computer/information technology (“IT”) services. Simultaneously, ROM entered into a professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company), (“R3 Accounting”), and PC Lauderdale (an unrelated computer/IT company). The purpose of the agreement was to form a joint venture whereby these entities would cross-market professional services under ROM for one stop computer/IT and accounting services. Through ROM, we generated revenues of $60,000 and $119,500 for the years ended December 31, 2018 and 2017, respectively, from accounting services. These services were provided to MediXall Group, Inc. (“MediXall”). MediXall is a public reporting company. Each of Mr. Swartz, our President, CEO and director, and Mr. Hart, our CFO and director, is a significant stockholder of MediXall. Mr. Swartz is MediXall’s Interim CEO and Chairman of the Board, and Mr. Hart is MediXall’s CFO and a member of MediXall’s board of directors. In addition, TBG Holdings, Inc. (“TBG”) is a significant stockholder of MediXall. Messrs. Swartz and Hart are both officers and major shareholders of TBG. As such, they may be deemed to be beneficial holders of the MediXall shares held by TBG. ROM was inactive during the third and fourth quarter of 2018 and did not generate any revenue.

On June 30, 2017, the Company entered into a Strategic Alliance Agreement (the “SIC Agreement”) with Seminole Indian Company (“SIC”), a company controlled by Chief James E. Billie and Craig Talesman. The purpose and intent of the SIC Agreement is to combine the resources and talents of the Company and SIC, in order to take advantage of every opportunity permitted by tribal sovereignty to create revenue streams in multiple areas in conjunction with operating partners that have existing marketing and customers in place, thereby limiting the capital requirements

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2018, the Company had $3,398 of cash and an accumulated deficit of $2,023,128 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG to continue to provide support services and advances until sufficient capital is raised. The advances are due on demand and are non-interest bearing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TURNKEY CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).  The following summarizes the more significant of these policies and practices.

Accounting estimates

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash

The Company maintains a cash balance at one financial institution which is covered by the Federal Deposit Insurance Corporation.

Income Taxes

The Company accounts for income taxes using the liability method prescribed by GAAP. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset the deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-thannot criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of December 31, 2018.  Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities and related party advances approximates their fair values because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) service delivery has occurred, (3) the sales price to the customer is fixed and determinable, and (4) collectability is reasonably assured.

Revenue is recognized at point of sale, with no further obligations.

Stock-Based Compensation

Stock-based compensation and payments are accounted for at fair value and expensed over the service period. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Following is the computation of basic and diluted net loss per share:

	Year Ended
	December 31,
	2018	2017
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders'	$(350,757)	$(138,078)

Denominator:
Weighted average number of common shares outstanding	40,676,679	39,247,438

Basic and diluted LPS	$(0.01)	$—

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Preferred stock (convertible)	29,100,000	29,100,000

TURNKEY CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (FASB) issued  Accounting Standards Update (ASU) No. 2018-07, “Compensation – Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting,” to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018 but no earlier than an entity’s adoption date of Topic 606. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Reclassifications

Certain amounts in the consolidated financial statements were reclassified to allow for consistent presentation for the years presented.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2018 and 2017 are detailed below:

	December 31,		December 31,
	2018		2017
Accounts payable - related parties	$302,483	(1)	$120,892	(1)
Advances - related parties	$312,113	(2)	$257,498	(2)

———————

(1)

Represents (a) amounts owed to R3 Accounting, owned by Timothy Hart, for accounting related services and are payable on demand and (b) amounts owed to TBG, owned in part by Timothy Hart, and Neil Swartz, for management and consulting services such as corporate strategic planning and financial strategy.

(2)	Represents advances of cash from TBG to us which are payable on demand and non-interest bearing.

During the year ended December 31, 2018, the Company incurred $120,000 of expense related to TBG management fees and $90,850 of accounting fees owed to R3 Accounting. During the year ended December 31, 2017, the company incurred $120,000 of expense related to TBG management fees and $124,050 of accounting fees owed to R3 Accounting.

Through ROM, we generated revenues of $60,000 and $119,500 during the years ended December 31, 2018 and 2017, respectively. These services were provided to affiliates. All of the revenues were from MediXall, a related party.

NOTE 4 – ADVANCES PAYABLE

During 2015, the Company received proceeds of $200,000 for an anticipated business transaction. During 2016, it became clear that the transaction would not be consummated. The Board of Directors is considering various alternatives to satisfy this liability, including the issuance of 2,000,000 shares of common stock at $0.10 per share. As of December 31, 2018, the liability is still unpaid. The advances payable have no stated maturity and bear no interest.

TURNKEY CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 5 – COMMON STOCK

During the year ended December 31, 2017, the Company issued 48,000 shares of common stock related to a common stock holder who previously purchased 189,000 shares in prior years.  The Company and the stock holder had a disagreement regarding the amount of shares he should have received.  As a result, the Company settled the matter in 2017 by issuing him an additional 48,000 shares of common stock at no cost.

NOTE 6– PREFERRED STOCK

The 600,000 outstanding preferred shares are convertible into 29,100,000 common shares. The preferred shares are held by Timothy Hart, CFO and Neil Swartz, CEO who are a members of the Company’s board of directors. The preferred shares do not pay dividends. The number of votes for the preferred shares shall be the same as the amount of shares of common shares that would be issued upon conversion.

NOTE 7 – LEGAL MATTERS

In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company and Fiori Communications, (“Fiori”), related to alleged services that were performed for the Company. Fiori alleged the Company engaged in a breach of contract. The Company settled this action for 3,000,000 shares of its common stock. Accordingly, an expense of $129,070, based on the approximate fair value of the Company common stock at the settlement date, had been recorded on the Company’s consolidated financial statements regarding this matter. The 3,000,000 shares of common stock were issued in July 2018.

NOTE 8 – INCOME TAXES

A reconciliation of differences between the effective income tax rates and the statutory federal rates for the years ended December 31, 2018 and 2017 are as follows:

	2018		2017
	Rate	Amount	Rate	Amount
Tax benefit at US statutory rate	21%	$(69,669)	34%	$(53,407)
State taxes, net of federal benefit	5%	(17,500)	5%	$(7,854)
Impact of new tax law	—	—	(13)%	(44,089)
Change in valuation allowance	(26)%	87,169	(26)%	105,350
	—	$—	—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2018 and 2017 consisted of the following:

	2018	2017
Net operating loss carryforward	$(424,857)	$(512,026)
Valuation allowance	424,857	512,026
Total net deferred tax assets	$—	$—

As of December 31, 2018, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $1.73 million that may be offset against future taxable income through 2037. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. No tax assets have been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount. The Company is no longer subject to examination by taxing authorities for the years before 2015.

TURNKEY CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 1, 2018, the Company was informed by Baum & Co., Inc. that they were resigning and thus terminating its services as our independent registered public accounting firm effective March 1, 2018. The registration of Baum & Co. was revoked by the PCAOB on February 27, 2018. Subsequently in 2018, the Company engaged Hacker Johnson and Smith PA as the new independent registered public accounting firm. There have been no disagreements with Hacker Johnson and Smith PA., or our previous registered public accounting firm, Baum & Co., Inc., with respect to accounting and financial disclosure.

Item 9A. Controls and Procedures

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

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15 € and 15d-15 € under the Exchange Act, as of December 31, 2018.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, based on the following deficiencies.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Such internal controls over financial reporting were designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 and 2017. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2018 and 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of December 31, 2018.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name of Officer	Age	Position	Director / Officer Since
Neil Swartz	56	President, CEO, Director	January 23, 2014
Timothy S. Hart	60	Secretary, CFO, Director	January 23, 2014

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

Item 11.  Executive Compensation.

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”) who were serving as executive officers during the fiscal years ended December 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Neil Swartz	2018	—	—	—	—	—	—	—	—
President, CEO	2017	—	—	—	—	—	—	—	—

Timothy Hart	2018	—	—	—	—	—	—	—	—
CFO, Treasurer, Chief Accounting Officer, Director and Secretary	2017	—	—	—	—	—	—	—	—

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the ownership of the Company’s 42,264,665 shares of common stock issued and outstanding as of December 31, 2018, with respect to: (i) all officers and directors; (ii) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock; and (iii) our directors and executive officers as a group.

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

Through TBG Holdings Corporation and R3 Accounting, Timothy Hart and Neil Swartz, the Company’s Chief Financial Officer and Chief Executive Officer, respectively, provides accounting and other consulting related services to the Company. During the years ended December 31, 2018 and 2017, the company recognized expenses related to these services of $210,850 and $244,050, respectively. At December 31, 2018 and 2017, the Company owed R3 Accounting and TBG Holdings a total of $302,483 and $120,892, respectively, which is included in the accompanying consolidated balance sheets under “Accounts payable – related parties”.

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

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Hacker Johnson and Smith PA, our independent registered public accountants, for 2018 and 2017 audits.

	Year Ended December 31,
	2018	2017

Audit and Audit Related Fees	$20,000	$15,000
Tax Fees	$—	$—
All Other Fees	$—	$—

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets as of December 31, 2018 and 2017

•

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

•

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2018 and 2017

•

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

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

TurnKey Capital, Inc.

Dated: April 16, 2019	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Director (Principle Financial Officer)

Dated: April 16, 2019	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, Director (Principal Executive Officer)