Form 10-Q
period 2019-03-31
TurnKey Capital, Inc.
filed 2019-05-20
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 20, 2019 the issuer had 42,264,665 shares of its common stock issued and outstanding.

TurnKey Capital, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended March 31, 2019

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets
Cash	$131	$3,398
Total current assets	131	3,398

Computer equipment, net	1,680	1,805

Total assets	$1,811	$5,203

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$34,020	$10,565
Advances payable	$200,000	200,000
Accounts payable - related parties	347,483	302,483
Advances - related party	312,113	312,113
Total current liabilities	893,616	825,161

Commitments and Contingencies (Note 1)	—	—

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 600,000 shares issued and outstanding	600	600
Common stock, $0.001 par value, 750,000,000 shares authorized; 42,264,665 shares issued and outstanding	42,265	42,265
Additional paid-in capital	1,160,305	1,160,305
Accumulated deficit	(2,094,975)	(2,023,128)
Total stockholders' deficit	(891,805)	(819,958)

Total liabilities and stockholders' deficit	$1,811	$5,203

The accompanying notes are an integral part of these condensed consolidated financial statements

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2019	2018
Income
Revenue - related party	$—	$30,000

Operating Expenses
General and administrative	12,809	12,444
Other operations expense	—	21,598
Professional fees - related party	45,000	52,500
Legal and professional	14,038	9,575
Total operating expenses	71,847	96,117

Loss from operations	(71,847)	(66,117)

Other Expenses
Settlement expense	—	96,100

Loss before income taxes	(71,847)	(162,217)
Provision for income taxes	—	—
Net loss	$(71,847)	$(162,217)

Net loss per common share basic and diluted	$0.00	$0.00

Weighted average common shares outstanding basic and diluted	42,264,665	39,264,665

The accompanying notes are an integral part of these condensed consolidated financial statements

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2017	600,000	600	39,264,665	39,265	1,034,235	(1,672,371)	(598,271)

Net loss (unaudited)	—	—	—	—	—	(162,217)	(162,217)
Balance at March 31, 2018 (unaudited)	600,000	600	39,264,665	39,265	1,034,235	(1,834,588)	(760,488)

Balance at December 31, 2018	600,000	600	42,264,665	42,265	1,160,305	(2,023,128)	(819,958)

Net loss (unaudited)	—	—	—	—	—	(71,847)	(71,847)
Balance at March 31, 2019 (unaudited)	600,000	$600	42,264,665	$42,265	$1,160,305	$(2,094,975)	$(891,805)

The accompanying notes are an integral part of these condensed consolidated financial statements

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(71,847)	$(162,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125	—
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	23,455	96,858
Increase in accounts payable - related party	45,000	—
Net cash used in operating activities	(3,267)	(65,359)

Cash flows from investing activities -
Purchase of furniture and equipment	—	(1,226)

Cash flows from financing activities -
Increase in advances - related parties	—	78,692

Net (decrease) increase in cash	(3,267)	12,107
Cash at beginning of period	3,398	2,025
Cash at end of period	$131	$14,132

Supplemental disclosures of cash flow information
Cash paid during the period for:
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

NOTE 1- GENERAL

Organization

TurnKey Capital, Inc. (“TKCI”, “the Company,” “we,”, “our”, or “us”) was incorporated under the laws of the State of Nevada under the name of Vanell, Corp. on September 7, 2012 (“Inception”). The Company changed its name to Train Travel Holdings, Inc. on March 20, 2014 and to TurnKey Capital, Inc. on January 15, 2016 as a result of changes in its line of business.

We are a shell company as defined in Rule 12b-2 of the Exchange Act.  Our wholly-owned subsidiaries are Remote Office Management, Inc. (“ROM”), which was formed in 2016 and is discussed below, and Turnkey Home Buyers USA, Inc. which was formed in 2014 and was inactive in 2018 and 2017. The Company does not have any paid employees however, the officers and directors continue to work to further the Company’s business objectives.

ROM Business

ROM was formed to market bundled accounting and computer/information technology (“IT”) services. Simultaneously, ROM entered into a professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company), (“R3 Accounting”), and PC Lauderdale (an unrelated computer/IT company). The purpose of the agreement was to form a joint venture whereby these entities would cross-market professional services under ROM for one stop computer/IT and accounting services. ROM was inactive during 2019 and did not generate any revenue. Through ROM, we generated revenues of $30,000 for the three month period ended March 31, 2018 from accounting services. These services were provided to MediXall Group, Inc. (“MediXall”). MediXall is a public reporting company. Each of Mr. Swartz, our President, CEO and director, and Mr. Hart, our CFO and director, is a significant stockholder of MediXall. Mr. Swartz is MediXall’s Interim CEO and Chairman of the Board, and Mr. Hart is MediXall’s CFO and a member of MediXall’s board of directors. In addition, TBG Holdings, Inc. (“TBG”) is a significant stockholder of MediXall. Messrs. Swartz and Hart are both officers and major shareholders of TBG. As such, they may be deemed to be beneficial holders of the MediXall shares held by TBG.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2019 and the consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2019. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K, which was filed with the SEC on April 17, 2019.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2019, the Company had $131 of cash and an accumulated deficit of $2,094,975 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG to continue to provide support services and advances until sufficient capital is raised. The advances are due on demand and are non-interest bearing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of March 31, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Loss Per Share

The computation of basic loss per share (“LPS”) is based on the weighted-average number of shares of common stock that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted LPS is based on the number of basic weighted-average shares of common stock outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares of common stock outstanding using the treasury stock method. The computation of diluted net loss per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on loss per share. Therefore, when calculating LPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the LPS calculation is antidilutive.

Following is the computation of basic and diluted net loss per share for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders'	$(71,847)	$(162,217)

Denominator:
Weighted average number of common shares outstanding	42,264,665	39,264,665

Basic and diluted LPS	$(0.00)	$(0.00)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Preferred stock (convertible)	29,100,000	29,100,000

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (FASB) issued  Accounting Standards Update (ASU) No. 2018-07, “Compensation – Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting,” to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update took effect in 2019. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

Reclassifications

Certain amounts in the condensed consolidated financial statements were reclassified to allow for consistent presentation for the years presented.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

NOTE 2 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2019 and December 31, 2018 are detailed below:

	March 31,		December 31,
	2019		2018
Accounts payable - related parties	$347,483	(1)	$302,483	(1)
Advances - related parties	$312,113	(2)	$312,113	(2)

———————

(1)

Represents (a) amounts owed to R3 Accounting, owned by Timothy Hart, for accounting related services and are payable on demand and (b) amounts owed to TBG, owned in part by Timothy Hart, and Neil Swartz, for management and consulting services such as corporate strategic planning and financial strategy.

(2)	Represents advances of cash from TBG to us which are payable on demand and are non-interest bearing.

During the three months ended March 31, 2019, the Company incurred $30,000 of expense related to TBG management fees and $15,000 of accounting fees owed to R3 Accounting. During the three month period ended March 31, 2018, the company incurred $30,000 of expense related to TBG management fees and $22,500 of accounting fees owed to R3 Accounting.

ROM was inactive during 2019 and did not generate any revenue. Through ROM, we generated revenues of  $30,000 during the three month period ended March 31, 2018. These services were provided to affiliates. All of the revenues were from MediXall, a related party.

NOTE 3 – ADVANCES PAYABLE

During 2015, the Company received proceeds of $200,000 for an anticipated business transaction. During 2016, it became clear that the transaction would not be consummated. The Board of Directors is considering various alternatives to satisfy this liability and has proposed to issue 2,000,000 shares of common stock at $.10 per share. As of March 31, 2019, the liability is still unpaid. The advances payable have no stated maturity and bear no interest.

NOTE 4– PREFERRED STOCK

The 600,000 outstanding preferred shares are convertible into 29,100,000 common shares. The preferred shares are held by Timothy Hart, CFO and Neil Swartz, CEO who are also members of the Company’s board of directors. The preferred shares do not pay dividends. The number of votes for the preferred shares shall be the same as the amount of shares of common shares that would be issued upon conversion.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report on Form 10-Q and other reports filed by TurnKey Capital, Inc. (the “Company,” “we,” “us” or “our”) from time to time with the U.S. Securities and Exchange Commission(“SEC”) (collectively, the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the factors, risks, and uncertainties contained in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

As of March 31, 2019, we had negative working capital of $893,485 and cash of $131. Based upon current and near term anticipated level of operations and expenditures, we believe that our lack of cash precludes us from continuing operations for the next twelve months. We expect TBG will continue to provide support services until sufficient capital is raised. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three Month Period Ended March 31, 2019 Compared to the Three Month Period Ended March 31, 2018

Revenue

During the three month period ended March 31, 2019 we did not generate any revenue. We generated revenues of $30,000 during the three month period ended March 31, 2018. These revenues were generated through our subsidiary ROM from services that were provided to MediXall Group, Inc., a related party. The Company’s ROM subsidiary is no longer active.

Operating Expenses

A summary of our operating expense for the three month periods ended March 31, 2019 and 2018 follows:

	Three Months Ended
	March 31,		Increase /
	2019	2018	(Decrease)
Operating expense
General and administrative	$12,809	$12,444	$365
Other operations expense	—	21,598	(21,598)
Professional fees - related party	45,000	52,500	(7,500)
Legal and professional	14,038	9,575	4,463
Total operating expense	$71,847	$96,117	$(24,270)

General and administrative ("G&A") costs include costs related to public company costs and other office related costs.

During the three month period ended March 31, 2018 the Company incurred a loss on its planned acquisition of Palm Beach Integrative Medicine LLC. The Company was unable to come to favorable terms and the deal was unwound. As a result all of the acquisition costs were expensed and recorded in other operations expense.

Professional fees – related party costs primarily include costs for management services provided by TBG related to the development of our planned operations and costs related to R3 Accounting. The decrease in costs related to less work required in maintaining the public company.

Legal and professional expenses related to amounts incurred by the outside accounting firm and lawyers. The increase of $4,463 is primarily a result of increase in expenses with the Company’s SEC counsel and accountants.

Other Expenses

In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleged a contract dispute between the Company and Fiori Communications, (“Fiori”), related to alleged services that were performed for the Company. Fiori alleged the Company engaged in a breach of contract.  During the three month period ended March 31, 2018, the Company recorded an accrual of $96,100 based on the expected settlement at that time.  During the second quarter of 2018, the Company recorded an additional accrual of $32,970, based on the final settlement agreement reached.  The Company settled the action for 3,000,000 shares of common stock which were issued in July 2018.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions, and our ability to attract and retain key employees.

During the three month period ended March 31, 2019, because of our operating losses, we did not generate positive operating cash flows. As of March 31, 2019, we had an accumulated deficit of $2,094,975, cash on hand of $131 and negative working capital of $893,485. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and related party advances. We are expecting to reduce the need for such short term financing as we work to establish a sustainable business. (See "Plan of Operating and Funding" below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash used in operating activities was $3,267 for the three month period ended March 31, 2019, as compared to cash used of $65,359 during the three month period ended March 31, 2018.

Cash used in investing activities was $0 and $1,226 for the three month periods ended March 31, 2019 and 2018, respectively.

Cash provided by financing activities was $0 and $78,692 for the three month periods ended March 31, 2019 and 2018, respectively.

We expect TBG will continue to provide support services until sufficient capital is raised.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through further related party advances and further issuances of securities until we establish business activities that can generate positive cash flow. Our working capital requirements are expected to increase in line with the growth of our business.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a  going concern. As of March 31, 2019, the Company had $131 of cash and an accumulated deficit of $2,094,975 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG to continue to provide support services and advances until sufficient capital is raised. The advances are due on demand and are non-interest bearing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

A critical accounting estimate is defined as one that is both material to the presentation of our condensed consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

•

we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

•

different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the condensed consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed consolidated financial statements are fairly stated in accordance with GAAP and present a meaningful presentation of our financial condition and results of operations.

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

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of March 31, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Off-Balance Sheet Arrangements

As of March 31, 2019, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019.

A material weakness is a deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity's condensed consolidated financial statements will not be prevented, or detected and corrected on a timely basis.

Based upon that evaluation, our President (Chief Executive Officer) and Chief Financial Officer concluded that as of March 31, 2019 our disclosure controls and procedures were not effective, based on the following deficiencies:

•

Weaknesses in Accounting and Finance Personnel: We have no accounting staff and we do not have the resources and expertise needed to meet complex and intricate GAAP and SEC reporting requirements of a U.S. public company. Additionally, numerous adjustments and proposed adjustments have been noted by our auditors. This is deemed by management to be a material weakness in preparing condensed consolidated financial statements.

•

We have written accounting policies and control procedures, but we do not have any staff to implement the related controls. Management had determined that this lack of the implantation of segregation of duties, as required by our written procedures, represents a material weakness in our internal controls.

•

Internal control has as its core a basic tenant of segregation of duties. Due to our limited size and economic constraints, the Company is not able to segregate for control purposes various asset control and recording duties and functions to different employees. This lack of segregation of duties had been evaluated by management, and has been deemed to be a material control deficiency.

The Company has determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility for interim condensed consolidated financial statements that a material misstatements will not be prevented or detected on a timely basis by the Company’s internal controls.

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

None.

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

TurnKey Capital, Inc.

Dated: May 20, 2019	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, Director and Principal Executive Officer

Dated: May 20, 2019	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Director and Principal Financial Officer