Form 10-Q
period 2019-06-30
TurnKey Capital, Inc.
filed 2019-07-24
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of July 24, 2019 the issuer had 42,264,665 shares of its common stock issued and outstanding.

TurnKey Capital, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended June 30, 2019

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets
Cash	$4,807	$3,398
Total current assets	4,807	3,398

Computer equipment, net	1,555	1,805

Total assets	$6,362	$5,203

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$6,746	$10,565
Advances payable	200,000	200,000
Accounts payable - related parties	392,483	302,483
Advances - related party	357,503	312,113
Total current liabilities	956,732	825,161

Commitments and Contingencies (Note 1)	—	—

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 600,000 shares issued and outstanding	600	600
Common stock, $0.001 par value, 750,000,000 shares authorized; 42,264,665 shares issued and outstanding	42,265	42,265
Additional paid-in capital	1,160,305	1,160,305
Accumulated deficit	(2,153,540)	(2,023,128)
Total stockholders' deficit	(950,370)	(819,958)

Total liabilities and stockholders' deficit	$6,362	$5,203

The accompanying notes are an integral part of these condensed consolidated financial statements

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income
Revenue - related party	$—	$30,000	$—	$60,000

Operating Expenses
General and administrative	315	1,764	13,124	14,208
Other operations expense	—	—	—	21,598
Professional fees - related party	45,000	53,350	90,000	105,850
Legal and professional	13,250	11,000	27,288	20,575
Total operating expenses	58,565	66,114	130,412	162,231

Loss from operations	(58,565)	(36,114)	(130,412)	(102,231)

Other Expenses
Settlement expense	—	(32,970)	—	(129,070)

Loss before income taxes	(58,565)	(69,084)	(130,412)	(231,301)
Provision for income taxes	—	—	—	—
Net loss	$(58,565)	$(69,084)	$(130,412)	$(231,301)

Net loss per common share basic and diluted	$—	$—	$—	$(0.01)

Weighted average common shares outstanding basic and diluted	42,264,665	39,264,665	42,264,665	39,264,665

The accompanying notes are an integral part of these condensed consolidated financial statements

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2017	600,000	$600	39,264,665	$39,265	$1,034,283	$(1,672,371)	$(598,271)

Net loss (unaudited)	—	—	—	—	—	(162,217)	(162,217)

Balance at March 31, 2018 (unaudited)	600,000	600	39,264,665	39,265	1,034,235	(1,834,588)	(760,488)

Net loss (unaudited)	—	—	—	—	—	(69,084)	(69,084)

Balance at June 30, 2018 (unaudited)	600,000	$600	39,264,665	$39,265	$1,034,235	$(1,903,672)	$(829,572)

Balance at December 31, 2018	600,000	$600	42,264,665	$42,265	$1,160,305	$(2,023,128)	$(819,958)

Net loss (unaudited)	—	—	—	—	—	(71,847)	(71,847)

Balance at March 31, 2019 (unaudited)	600,000	600	42,264,665	42,265	1,160,305	(2,094,975)	(891,805)

Net loss (unaudited)	—	—	—	—	—	(58,565)	(58,565)

Balance at June 30, 2019 (unaudited)	600,000	$600	42,264,665	$42,265	$1,160,305	$(2,153,540)	$(950,370)

The accompanying notes are an integral part of these condensed consolidated financial statements

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(130,412)	$(231,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	250	—
Changes in assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(3,819)	109,342
Increase in accounts payable - related party	90,000	76,592
Net cash used in operating activities	(43,981)	(45,367)

Cash flows from investing activities -
Purchase of furniture and equipment	—	(2,105)

Cash flows from financing activities -
Increase in advances - related parties	45,390	67,100

Net increase in cash	1,409	19,628
Cash at beginning of period	3,398	2,025
Cash at end of period	$4,807	$21,653

Supplemental disclosures of cash flow information
Cash paid during the period for:
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

NOTE 1- GENERAL

Organization

TurnKey Capital, Inc. (“TKCI”, “the Company,” “we,”, “our”, or “us”) was incorporated under the laws of the State of Nevada under the name of Vanell, Corp. on September 7, 2012 (“Inception”). The Company changed its name to Train Travel Holdings, Inc. on March 20, 2014 and to TurnKey Capital, Inc. on January 15, 2016 as a result of changes in its line of business.

We are a shell company as defined in Rule 12b-2 of the Exchange Act.  Our wholly-owned subsidiaries are Remote Office Management, Inc. (“ROM”), which was formed in 2016 and is discussed below, and Turnkey Home Buyers USA, Inc. which was formed in 2014 and was inactive in 2019 and 2018. The Company does not have any paid employees however, the officers and directors continue to work to further the Company’s business objectives.

ROM Business

ROM was formed to market bundled accounting and computer/information technology (“IT”) services. Simultaneously, ROM entered into a professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company), (“R3 Accounting”), and PC Lauderdale (an unrelated computer/IT company). The purpose of the agreement was to form a joint venture whereby these entities would cross-market professional services under ROM for one stop computer/IT and accounting services. ROM was inactive during 2019 and did not generate any revenue. Through ROM, we generated revenues of $60,000 for the six month period ended June 30, 2018 from accounting services. These services were provided to MediXall Group, Inc. (“MediXall”). MediXall is a public reporting company. Each of Mr. Swartz, our President, CEO and director, and Mr. Hart, our CFO and director, is a significant stockholder of MediXall. Mr. Swartz is MediXall’s Interim CEO and Chairman of the Board, and Mr. Hart is MediXall’s CFO and a member of MediXall’s board of directors. In addition, TBG Holdings, Inc. (“TBG”) is a significant stockholder of MediXall. Messrs. Swartz and Hart are both officers and major shareholders of TBG. As such, they may be deemed to be beneficial holders of the MediXall shares held by TBG.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2019 and the consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2019. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K, which was filed with the SEC on April 17, 2019.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2019, the Company had $4,807 of cash and an accumulated deficit of $2,153,540 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG to continue to provide support services and advances until sufficient capital is raised. The advances are due on demand and are non-interest bearing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of June 30, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

Following is the computation of basic and diluted net loss per share for the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders	$(58,565)	(69,084)	$(130,412)	$(231,301)

Denominator:
Weighted average number of common shares outstanding	42,264,665	39,264,665	42,264,665	39,264,665

Basic and diluted LPS	$—	$—	$—	$(0.01)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Preferred stock (convertible)	29,100,000	29,100,000	29,100,000	29,100,000

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

Reclassifications

Certain amounts in the condensed consolidated financial statements were reclassified to allow for consistent presentation for the years presented.

NOTE 2 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2019 and December 31, 2018 are detailed below:

	June 30,		December 31,
	2019		2018
Accounts payable - related parties	$392,483	(1)	$302,483	(1)
Advances - related parties	$357,503	(2)	$312,113	(2)

———————

(1)

Represents (a) amounts owed to R3 Accounting, owned by Timothy Hart, for accounting related services and are payable on demand and (b) amounts owed to TBG, owned in part by Timothy Hart, and Neil Swartz, for management and consulting services such as corporate strategic planning and financial strategy and are payable on demand.

(2)	Represents advances of cash from TBG to us which are payable on demand and are non-interest bearing.

During the three and six month periods ended June 30, 2019, the Company incurred $30,000 and $60,000 of expense related to TBG management fees and $15,000 and $30,000 of accounting fees owed to R3 Accounting, respectively. During the three and six month periods ended June 30, 2018, the Company incurred $30,000 and $60,000 of expense related to TBG management fees and $23,350 and $45,850 of accounting fees owed to R3 Accounting, respectively.

ROM was inactive during 2019 and did not generate any revenue.  Through ROM, we generated revenues of $30,000 and $60,000 during the three and six month periods ended June 30, 2018, These services were provided to affiliates. All of the revenues were from MediXall, a related party.

NOTE 3 – ADVANCES PAYABLE

During 2015, the Company received proceeds of $200,000 for an anticipated business transaction. During 2016, it became clear that the transaction would not be consummated. The Board of Directors is considering various alternatives to satisfy this liability and has proposed to issue 2,000,000 shares of common stock at $.10 per share. As of June 30, 2019, the liability is still unpaid. The advances payable have no stated maturity and bear no interest.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

As of June 30, 2019, we had negative working capital of $951,925 and cash of $4,807. Based upon current and near term anticipated level of operations and expenditures, we believe that our lack of cash precludes us from continuing operations for the next twelve months. We expect TBG will continue to provide support services until sufficient capital is raised. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three Month Period Ended June 30, 2019 Compared to the Three Month Period Ended June 30, 2018

Revenue

During the three month period ended June 30, 2019 we did not generate any revenue. We generated revenues of $30,000 during the three month period ended June 30, 2018. These revenues were generated through our subsidiary ROM from services that were provided to MediXall Group, Inc., a related party. The Company’s ROM subsidiary is no longer active.

Operating Expenses

A summary of our operating expense for the three month periods ended June 30, 2019 and 2018 follows:

	Three Months Ended
	June 30,		(Decrease) /
	2019	2018	Increase
Operating expense
General and administrative	$315	$1,764	$(1,449)
Professional fees - related party	45,000	53,350	(8,350)
Legal and professional	13,250	11,000	2,250
Total operating expense	$58,565	$66,114	$(7,549)

General and administrative ("G&A") costs include costs related to public company costs and other office related costs.

Professional fees – related party costs include costs for management services provided by TBG related to the development of our planned operations and costs related to R3 Accounting. The decrease in costs related to less work required in maintaining the public company.

Legal and professional expenses related to amounts incurred by the outside accounting and legal firms.

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

Six Month Period Ended June 30, 2019 Compared to the Six Month Period Ended June 30, 2018

Revenue

During the six month period ended June 30, 2019 we did not generate any revenue. We generated revenues of $60,000 during the six month period ended June 30, 2018. These revenues were generated through our subsidiary ROM from services that were provided to MediXall Group, Inc., a related party. The Company’s ROM subsidiary is no longer active.

Operating Expenses

A summary of our operating expense for the six month periods ended June 30, 2019 and 2018 follows:

	Six Months Ended
	June 30,		Increase /
	2019	2018	(Decrease)
Operating expense
General and administrative	$13,124	$14,208	$1,084
Other operations expense	—	21,598	(21,598)
Professional fees - related party	90,000	105,850	(15,850)
Legal and professional	27,288	20,575	6,713
Total operating expense	$130,412	$162,231	$(31,819)

General and administrative ("G&A") costs include costs related to public company costs and other office related costs.

During the six month period ended June 30, 2018 the Company incurred a loss on its planned acquisition of Palm Beach Integrative Medicine LLC. The Company was unable to come to favorable terms and the deal was unwound.

Professional fees – related party costs include costs for management services provided by TBG related to the development of our planned operations and costs related to R3 Accounting. The decrease in costs related to less work required in maintaining the public company.

Legal and professional expenses related to amounts incurred by the outside accounting and legal firms. The increase of $6,713 is primarily a result of increase in expenses with the Company’s SEC counsel and accountants.

Other Expenses

In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleged a contract dispute between the Company and Fiori Communications, (“Fiori”), related to alleged services that were performed for the Company. Fiori alleged the Company engaged in a breach of contract.  During the six month period ended June 30, 2018, the Company recorded an accrual of $129,070 based on the final settlement agreement reached.  The Company settled the action for 3,000,000 shares of common stock which were issued in July 2018.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions, and our ability to attract and retain key employees.

During the six month period ended June 30, 2019, because of our operating losses, we did not generate positive operating cash flows. As of June 30, 2019, we had an accumulated deficit of $2,153,540, cash on hand of $4,807 and negative working capital of $951,925. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and related party advances. We are expecting to reduce the need for such short term financing as we work to establish a sustainable business. (See "Plan of Operating and Funding" below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash used in operating activities was $43,981 for the six month period ended June 30, 2019, as compared to cash used of $45,367 during the six month period ended June 30, 2018.

Cash used in investing activities was $0 and $2,105 for the six month periods ended June 30, 2019 and 2018, respectively.

Cash provided by financing activities was $45,390 and $67,100 for the six month periods ended June 30, 2019 and 2018, respectively.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a  going concern. As of June 30, 2019, the Company had $4,807 of cash and an accumulated deficit of $2,153,540 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG to continue to provide support services and advances until sufficient capital is raised. The advances are due on demand and are non-interest bearing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our most critical accounting estimates include:

•	the recognition and measurement of current and deferred income taxes, which impact our provision for income taxes

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

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of June 30, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Off-Balance Sheet Arrangements

As of June 30, 2019, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019.

A material weakness is a deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity's condensed consolidated financial statements will not be prevented or detected and corrected on a timely basis.

Based upon that evaluation, our President (Chief Executive Officer) and Chief Financial Officer concluded that as of June 30, 2019 our disclosure controls and procedures were not effective, based on the following deficiencies:

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

TurnKey Capital, Inc.

Dated: July 24, 2019	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer, Director and Principal Executive Officer

Dated: July 24, 2019	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Director and Principal Financial Officer