Form 10-Q
period 2019-09-30
TurnKey Capital, Inc.
filed 2019-10-25
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 25, 2019, the issuer had 422,699 shares of its common stock issued and outstanding.

TurnKey Capital, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended June 30, 2019

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets
Cash	$321	$3,398
Total current assets	321	3,398

Computer equipment, net	1,430	1,805

Total assets	$1,751	$5,203

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$4,317	$10,565
Advances payable	200,000	200,000
Accounts payable - related parties	477,984	302,483
Advances - related party	364,003	312,113
Total current liabilities	1,046,304	825,161

Commitments and Contingencies (Note 1)

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 600,000 shares issued and outstanding	600	600
Common stock, $0.001 par value, 750,000,000 shares authorized; 422,699 shares issued and outstanding	423	423
Additional paid-in capital	1,202,147	1,202,147
Accumulated deficit	(2,247,723)	(2,023,128)
Total stockholders' deficit	(1,044,553)	(819,958)

Total liabilities and stockholders' deficit	$1,751	$5,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income
Revenue - related party	$—	$—	$—	$60,000

Operating Expenses
General and administrative	1,851	2,983	14,975	17,191
Other operations expense	—	—	—	21,598
Professional fees - related party	90,000	52,500	180,000	158,350
Legal and professional	2,332	8,500	29,620	29,075
Total operating expenses	94,183	63,983	224,595	226,214

Loss from operations	(94,183)	(63,983)	(224,595)	(166,214)

Other Expenses
Settlement expense	—	—	—	(129,070)

Loss before income taxes	(94,183)	(63,983)	(224,595)	(295,284)
Provision for income taxes	—	—	—	—
Net loss	$(94,183)	$(63,983)	$(224,595)	$(295,284)

Net loss per common share basic and diluted	$(0.22)	$(0.15)	$(0.53)	$(0.74)

Weighted average common shares outstanding basic and diluted	422,699	420,210	422,699	401,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares *	Amount	Capital	Deficit	Deficit
Balance at December 31, 2017	600,000	$600	392,699	$393	$1,073,107	$(1,672,371)	$(598,271)

Net loss (unaudited)	—	—	—	—	—	(162,217)	(162,217)

Balance at March 31, 2018 (unaudited)	600,000	600	392,699	393	1,073,107	(1,834,588)	(760,488)

Net loss (unaudited)	—	—	—	—	—	(69,084)	(69,084)

Balance at June 30, 2018 (unaudited)	600,000	$600	392,699	$393	$1,073,107	$(1,903,672)	$(829,572)

Stock issued for settlement of legal action	—	—	30,000	30	129,040	—	129,070
Net loss (unaudited)	—	—	—	—	—	(63,983)	(63,983)

Balance at September 30, 2018 (unaudited)	600,000	$600	422,699	$423	$1,202,147	$(1,967,655)	$(764,485)

Balance at December 31, 2018	600,000	$600	422,699	$423	$1,202,147	$(2,023,128)	$(819,958)

Net loss (unaudited)	—	—	—	—	—	(71,847)	(71,847)

Balance at March 31, 2019 (unaudited)	600,000	600	422,699	423	1,202,147	(2,094,975)	(891,805)

Net loss (unaudited)	—	—	—	—	—	(58,565)	(58,565)

Balance at June 30, 2019 (unaudited)	600,000	600	422,699	423	1,202,147	(2,153,540)	(950,370)

Net loss (unaudited)	—	—	—	—	—	(94,183)	(94,183)

Balance at September 30, 2019 (unaudited)	600,000	$600	422,699	$423	$1,202,147	$(2,247,723)	$(1,044,553)

———————

* Shares have been restated, as appropriate, to reflect 1-for-100 reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(224,595)	$(295,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	375	175
Changes in assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(6,248)	109,892
Increase in accounts payable - related party	175,501	129,092
Net cash used in operating activities	(54,967)	(56,125)

Cash flows from investing activities -
Purchase of furniture and equipment	—	(2,105)

Cash flows from financing activities -
Increase in advances - related parties	51,890	56,205

Net decrease in cash	(3,077)	(2,025)
Cash at beginning of period	3,398	2,025
Cash at end of period	$321	$—

Supplemental disclosures of cash flow information
Cash paid during the period for:
Taxes paid	$—	$—
Interest paid	$—	$—
Noncash transaction
Reclassification of settlement expense from other liabilities to common stock (see Note 5)	$—	$129,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

NOTE 1- GENERAL

Organization

TurnKey Capital, Inc. (“TKCI”, “the Company,” “we,”, “our”, or “us”) was incorporated under the laws of the State of Nevada under the name of Vanell, Corp. on September 7, 2012 (“Inception”). The Company changed its name to Train Travel Holdings, Inc. on March 20, 2014 and to TurnKey Capital, Inc. on January 15, 2016 as a result of changes in its line of business.

We are a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  Our wholly owned subsidiaries are Remote Office Management, Inc. (“ROM”), which was formed in 2016 and is discussed below, and Turnkey Home Buyers USA, Inc., which was formed in 2014 and was inactive in 2019 and 2018. The Company does not have any paid employees; however, the Company’s officers and directors continue to work to further the Company’s business objectives.

ROM Business

ROM was formed to market bundled accounting and computer/information technology (“IT”) services. Simultaneously, ROM entered into a professional services agreement with R3 Accounting (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company) (“R3 Accounting”), and PC Lauderdale (an unrelated computer/IT company). The purpose of the agreement was to form a joint venture whereby these entities would cross-market professional services under ROM for one stop computer/IT and accounting services. ROM was inactive during 2019 and did not generate any revenue. Through ROM, we generated revenues of $60,000 for the nine month period ended September 30, 2018 from accounting services. These services were provided to MediXall Group, Inc. (“MediXall”). MediXall is a public reporting company. Each of Mr. Swartz, our President, CEO and director, and Mr. Hart, our CFO and director, is a significant stockholder of MediXall. Mr. Swartz is MediXall’s Interim CEO and Chairman of the Board, and Mr. Hart is MediXall’s CFO and a member of MediXall’s board of directors. In addition, TBG Holdings, Inc. (“TBG”) is a significant stockholder of MediXall. Messrs. Swartz and Hart are both officers and major shareholders of TBG. As such, Messrs. Swartz and Hart may be deemed to be beneficial holders of the MediXall shares held by TBG.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2019 and the consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2019. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 17, 2019.

On August 28, 2019, the Company’s Board of Directors approved a 1-for-100 reverse stock split (“the reverse stock split).

On September 13, 2019, the Company effected the reverse stock split, reducing the number of common shares outstanding from 42,264,665 to 422,699, of which approximately 27% was controlled by related parties. As a result of the reverse stock split, every 100 shares of issued and outstanding common stock were combined into one issued and outstanding share of common stock, without any change in the par value per share. All prior year share amounts and per share calculations have been retrospectively adjusted to reflect the impact of this reverse stock split and to provide data on comparable basis. Such restatements include calculations regarding the Company’s weighted average shares and loss per share.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2019, the Company had $321 of cash and an accumulated deficit of $2,247,723 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company developing profitable operations in the future and/or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG to continue to provide support services and advances until sufficient capital is raised. The advances are due on demand and are non-interest bearing. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Income Taxes

The Company accounts for income taxes using the liability method prescribed by GAAP. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset the deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

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

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of September 30, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) service delivery has occurred, (3) the sales price to the customer is fixed and determinable, and (4) collectability is reasonably assured.

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

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Following is the computation of basic and diluted net loss per share for the three and nine month periods ended September 30, 2019 and 2018 (as amended for a 1-for-100 reverse stock split):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders	$(94,183)	(63,983)	$(224,595)	$(295,284)

Denominator:
Weighted average number of common shares outstanding	422,699	420,210	422,699	401,617

Basic and diluted LPS	$(0.22)	$(0.15)	$(0.53)	$(0.74)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Preferred stock (convertible)	291,000	291,000	291,000	291,000

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation – Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting,” to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update took effect in 2019. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2019 and December 31, 2018 are detailed below:

	September 30,		December 31,
	2019		2018
Accounts payable - related parties	$477,984	(1)	$302,483	(1)
Advances - related parties	$364,003	(2)	$312,113	(2)

———————

(1)

The accounts payable – related parties represents (a) amounts owed to R3 Accounting for accounting related services and are payable on demand and (b) amounts owed to TBG for management and consulting services such as corporate strategic planning and financial strategy and are payable on demand. Effective July 1, 2019 the Company revised its existing agreement with TBG to increase the monthly fee from $10,000 to $25,000.

(2)	Represents advances of cash from TBG to us which are payable on demand and are non-interest bearing.

During the three and nine month periods ended September 30, 2019, the Company incurred $75,000 and $135,000 of expense related to TBG management fees and $15,000 and $45,000 of accounting fees owed to R3 Accounting, respectively. During the three and nine month periods ended September 30, 2018, the Company incurred $30,000 and $90,000 of expense related to TBG Holdings management fees and $22,500 and $68,350 of accounting fees owed to R3 Accounting, respectively.

ROM was inactive during 2019 and did not generate any revenue.  Through ROM, we generated revenues of $0 and $60,000 during the three and nine month periods ended September 30, 2018, respectively. These services were provided to affiliates. All of the revenues were from MediXall, a related party.

NOTE 3 – ADVANCES PAYABLE

During 2015, the Company received proceeds of $200,000 that were contingent upon completion of a business transaction. During 2016, it became clear that the transaction would not be consummated. The Board of Directors is considering various alternatives to satisfy this liability and has proposed to issue 20,000 (as amended for a 1-for-100 reverse stock split) shares of common stock at $10 per share (as amended for a 1-for-100 reverse stock split). As of September 30, 2019, the liability is still unpaid. The advances payable have no stated maturity and bear no interest.

NOTE 4– PREFERRED STOCK

The 600,000 outstanding preferred shares are convertible into 291,000 common shares. The preferred shares are held by Timothy Hart, CFO, and Neil Swartz, CEO, who are also members of the Company’s board of directors. The preferred shares do not pay dividends. The number of votes for the preferred shares shall be the same as the amount of shares of common shares that would be issued upon conversion.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

NOTE 5 – DEFINITIVE AGREEMENT

On September 13, 2019, the Company entered into a Definitive Acquisition Agreement (the “TKCI DAA”) with Egg Health Hub, Inc. (“EGG”).  Pursuant to the TKCI DAA, EGG and the Company will commence the negotiation and preparation of a definitive share exchange agreement (the “Definitive Agreement”) whereby EGG will exchange all of its issued and outstanding shares of common stock for shares of the Company’s common stock on a one-for-one basis, which upon the completion of such Definitive Agreement will constitute 70,000,000 shares of EGG’s issued and outstanding common stock. Upon completion of such Definitive Agreement, EGG will become a wholly owned subsidiary of the Company. This transaction is expected to close in the fourth quarter of 2019. EGG is a related party, which has no financial assets or liabilities. Upon closing, this transaction will be accounted at historical cost due to a transaction between entities under common-control.

EGG is a brand new model for healthcare and wellness that brings together top physicians and wellness professionals into co-practicing communities with shared access to a full-stack technology platform – scheduling, billing, client acquisition, and telemedicine – and flexible access to beautiful office space designed to optimize both the physician and client experience. This model creates a compelling new option for re-tenanting traditional shopping centers and mixed-use space that landlords see as a true traffic generator.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Current Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

As of September 30, 2019, we had negative working capital of $1,045,983 and cash of $321. Based upon current and near term anticipated level of operations and expenditures, we believe that our lack of cash precludes us from continuing operations for the next twelve months. We expect TBG will continue to provide support services until sufficient capital is raised. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three Month Period Ended September 30, 2019 Compared to the Three Month Period Ended September 30, 2018

Revenue

During the three month period ended September 30, 2019 and 2018 we did not generate any revenue. The Company’s ROM subsidiary is no longer active.

Operating Expenses

A summary of our operating expense for the three month periods ended September 30, 2019 and 2018 follows:

	Three Months Ended
	September 30,		(Decrease) /
	2019	2018	Increase
Operating expense:
General and administrative	$1,851	$2,983	$(1,132)
Professional fees - related party	90,000	52,500	37,500
Legal and professional	2,332	8,500	(6,168)
Total operating expense	$94,183	$63,983	$30,200

General and administrative ("G&A") costs include costs related to public company costs and other office related costs.

Professional fees – related party costs include costs for management services provided by TBG related to the corporate strategic planning and financial strategy and costs related to R3 Accounting for accounting related services. The increase in costs is attributable to an increase in the monthly management fee due to TBG from $10,000 per month to $25,000 per month. This increase resulted due to more work required in maintaining the public company.

Legal and professional expenses related to amounts incurred by the outside accounting and legal firms.

Nine Month Period Ended September 30, 2019 Compared to the Nine Month Period Ended September 30, 2018

Revenue

During the nine month period ended September 30, 2019 we did not generate any revenue. We generated revenues of $60,000 during the nine month period ended September 30, 2018. These revenues were generated through our subsidiary ROM from services that were provided to MediXall Group, Inc., a related party. The Company’s ROM subsidiary is no longer active.

Operating Expenses

A summary of our operating expense for the nine month periods ended September 30, 2019 and 2018 follows:

	Nine Months Ended
	September 30,		(Decrease) /
	2019	2018	Increase
Operating expense:
General and administrative	$14,975	$17,191	$(2,216)
Other operations expense	—	21,598	(21,598)
Professional fees - related party	180,000	158,350	21,650
Legal and professional	29,620	29,075	545
Total operating expense	$224,595	$226,214	$(1,619)

General and administrative ("G&A") costs include costs related to public company costs and other office related costs.

During the nine month period ended September 30, 2018 the Company incurred a loss on its planned acquisition of Palm Beach Integrative Medicine LLC. The Company was unable to come to favorable terms and the deal was unwound.

Professional fees – related party costs include costs for management services provided by TBG related to the corporate strategic planning and financial strategy and costs related to R3 Accounting for accounting related services. The increase in costs is attributable to an increase in the monthly management fee due to TBG from $10,000 per month to $25,000 per month. This increase resulted due to more work required in maintaining the public company.

Legal and professional expenses related to amounts incurred by the outside accounting and legal firms.

Other Expenses

In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleged a contract dispute between the Company and Fiori Communications (“Fiori”), related to alleged services that were performed for the Company. Fiori alleged the Company engaged in a breach of contract.  During the nine month period ended September 30, 2018, the Company recorded an accrual of $129,070 based on the final settlement agreement reached.  The Company settled the action for 30,000 (as amended for a 1-for-100 reverse stock split) shares of common stock which were issued in July 2018.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions, and our ability to attract and retain key employees.

During the nine month period ended September 30, 2019, because of our operating losses, we did not generate positive operating cash flows. As of September 30, 2019, we had an accumulated deficit of $2,247,723, cash on hand of $321 and negative working capital of $1,045,983. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and related party advances. We are hoping to reduce the need for such short term financing as we work to establish a sustainable business. (See "Plan of Operating and Funding" below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash used in operating activities was $54,967 for the nine month period ended September 30, 2019, as compared to cash used of $56,125 during the nine month period ended September 30, 2018.

Cash used in investing activities was $0 and $2,105 for the nine month periods ended September 30, 2019 and 2018, respectively.

Cash provided by financing activities was $51,890 and $56,205 for the nine month periods ended September 30, 2019 and 2018, respectively.

We expect TBG will continue to provide support services until sufficient capital is raised.

Plan of Operation and Funding

On September 13, 2019, the Company entered into a Definitive Acquisition Agreement (the “TKCI DAA”) with Egg Health Hub, Inc. (“EGG”).  Pursuant to the TKCI DAA, EGG and the Company will commence the negotiation and preparation of a definitive share exchange agreement (the “Definitive Agreement”) whereby EGG will exchange all of its issued and outstanding shares of common stock for shares of the Company’s common stock on a one-for-one basis, which upon the completion of such Definitive Agreement will constitute 70,000,000 shares of EGG’s issued and outstanding common stock. Upon completion of such Definitive Agreement, EGG will become a wholly owned subsidiary of the Company. This transaction is expected to close in the fourth quarter of 2019. EGG is a related party, which has no financial assets or liabilities. Upon closing, this transaction will be accounted at historical cost due to a transaction between entities under common-control.

EGG is a brand new model for healthcare and wellness that brings together top physicians and wellness professionals into co-practicing communities with shared access to a full-stack technology platform – scheduling, billing, client acquisition, and telemedicine – and flexible access to beautiful office space designed to optimize both the physician and client experience. This model creates a compelling new option for re-tenanting traditional shopping centers and mixed-use space that landlords see as a true traffic generator.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2019, the Company had $321 of cash and an accumulated deficit of $2,247,723 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG to continue to provide support services and advances until sufficient capital is raised. The advances are due on demand and are non-interest bearing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that have a significant impact on the results that we report in our condensed consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Note 1 of the notes to unaudited condensed consolidated financial statements describes the significant accounting policies used in the preparation of the condensed consolidated financial statements. Certain of these significant accounting policies require us to make critical accounting estimates, as defined below.

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

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of September 30, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Off-Balance Sheet Arrangements

Except the definitive acquisition agreement as disclosed in Note 5, as of September 30, 2019, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of September 30, 2019.

A material weakness is a deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity's condensed consolidated financial statements will not be prevented or detected and corrected on a timely basis.

Based upon that evaluation, our President (Chief Executive Officer) and Chief Financial Officer concluded that as of September 30, 2019 our disclosure controls and procedures were not effective, based on the following deficiencies:

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

TurnKey Capital, Inc.

Dated: October 25, 2019	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer (principal executive officer)

Dated: October 25, 2019	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer (principal financial officer)