Form 10-K
period 2019-12-31
TurnKey Capital, Inc.
filed 2020-04-01
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☑  No ☐

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019 was $694,235 as computed by reference to the price at which the common equity was last sold, which was $2.20 on that date.

As of April 1, 2020, the Registrant had 422,699 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

PART I

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report about us that are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, (i) statements regarding our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:

•

our ability to continue as a going concern,

•

our history of losses which we expect to continue,

•

the significant amount of liabilities due related parties,

•

our ability to raise sufficient capital to fund our company,

•

our ability to integrate acquisitions and the operations of acquired companies,

•

the limited experience of our management in the operations of a public company,

•

potential weaknesses in our internal control over financial reporting,

•

increased costs associated with reporting obligations as a public company,

•

a limited market for our common stock and limitations resulting from our common stock being designated as a penny stock,

•

the ability of our board of directors to issue preferred stock without the consent of our stockholders,

•

our management controls the voting of our outstanding securities,

•

the conversion of shares of preferred stock will be very dilutive to our existing common stockholders,

•

risks associated with stability of the internet, data security, exposure to data breach,

•

general economic or industry conditions nationally and/or in the communities in which we may conduct business,

•

changes in the interest rate environment,

•

legislation or regulatory requirements,

•

conditions of the securities markets,

•

our ability to raise capital,

•

changes in accounting principles, policies or guidelines,

•

financial or political instability,

•

acts of war or terrorism, or

•

or other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices, among others.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this Annual Report, including, but not limited to the discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Business." Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Annual Report on Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

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

We are a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Our wholly owned subsidiaries are Remote Office Management, Inc. (“ROM”), which was formed in 2016 and is discussed below, and Turnkey Home Buyers USA, Inc., which was formed in 2014 and was inactive in 2019 and 2018. The Company does not have any paid employees; however, the officers and directors continue to work to further the Company’s business objectives.

Recent Developments

Egg Health Hub, Inc.

On September 13, 2019, we entered into a Definitive Acquisition Agreement (the “Egg Agreement”) with Egg Health Hub, Inc. (“Egg”).  Pursuant to the Egg Agreement, Egg and the Company agreed to commence the negotiation and preparation of a definitive share exchange agreement (the “Share Exchange Agreement”) pursuant to which Egg will exchange all of its issued and outstanding shares of common stock for shares of the Company’s common stock on a one-for-one basis (the “Exchange”), which upon the closing of the Exchange will constitute 70,000,000 shares of Egg’s issued and outstanding common stock. In order to consummate the Exchange, the parties must first enter into the Share Exchange Agreement. Assuming that the parties enter into the Share Exchange Agreement and the Exchange is effected, following the closing of the Exchange, Egg will become a wholly owned subsidiary of the Company. The Exchange is expected to close in the second quarter of 2020. Egg is a related party, has no employees, and does not currently conduct operations.

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

Reverse Stock Split

The Company effected a 1-for-100 reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding shares of common stock. On September 13, 2019 following the Reverse Split, the Company had 422,699 shares of common stock issued and outstanding.

ROM Business

ROM was formed to market bundled accounting and computer/information technology (“IT”) services. Simultaneously, ROM entered into a professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company) (“R3 Accounting”), and PC Lauderdale (an unrelated computer/IT company). The purpose of the agreement was to form a joint venture whereby these entities would cross-market professional services under ROM for one stop computer/IT and accounting services. ROM was inactive during 2019 and did not generate any revenue. Through ROM, we generated revenues of $60,000 for the year ended December 31, 2018 from accounting services. These services were provided to MediXall Group, Inc. (“MediXall”). MediXall is a publicly reporting company. Each of Mr. Swartz, our President, CEO and director, and Mr. Hart, our CFO and director, is a significant stockholder of MediXall. Mr. Swartz is MediXall’s Interim CEO and Chairman of the Board, and Mr. Hart is MediXall’s CFO and a member of MediXall’s board of directors. In addition, TBG Holdings, Inc. (“TBG”) is a significant stockholder of MediXall. Messrs. Swartz and Hart are both officers and major shareholders of TBG. As such, they may be deemed to be beneficial holders of the MediXall shares held by TBG.

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

We Need Additional Capital To Fund Our Planned Operations. The Company does not have cash reserves available to meet its basic operational requirements and will be dependent upon the sale of its common stock and/or other financing to fund potential acquisitions, as well as covering our basic overhead expenses. We expect to fund our general operations for the next 6 - 12 months with the private sale of our common stock or from funding provided by TBG. There is no assurance we can raise the capital we need or that a financing will be at terms satisfactory to us. We currently have no commitment for financing.

Web Site

We maintain a website at http://turnkeycapitalinc.com/. This website is not incorporated in this Annual Report on Form 10-K.

Employees

As of December 31, 2019, the Company does not have any paid employees; however, the officers and directors continue to work to further the Company’s business objectives.

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

RISKS RELATED TO THE COMPANY

Public health epidemics or outbreaks could adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it is now a global pandemic. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could adversely impact our operations and could have an adverse impact on our business and our financial results.

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

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol “TKCI”. The market for our common stock is extremely limited and sporadic. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Market is not a stock exchange, and trading of securities in the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange such as The Nasdaq Stock Market (“Nasdaq”) or the New York Stock Exchange (“NYSE”). Accordingly, stockholders may have difficulty reselling any of their shares.

The tradability of our common stock is limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell the shares.

Because the quoted price of our common stock is less than $5.00 per share and we do not meet certain other exemptions, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our Articles of Incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

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

The Sarbanes-Oxley Act of 2002, as well as the rules enacted by the Securities and Exchange Commission (the “SEC”), the stock exchanges, including the NYSE and Nasdaq require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges. Our common stock is quoted in the over the counter market and we are not presently required to comply with many of the corporate governance provisions. Because we chose to avoid incurring the substantial additional costs associated with voluntary compliance, we have not yet adopted these measures. We do not currently have independent audit or compensation committees. As a result, directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations as a result thereof.

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

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB tier of the OTC Markets Group, Inc. under the symbol “TKCI.” Trading in OTCQB stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

The following table reflects the high and low bid price for our common stock for the period indicated. The bid information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
2019
March 31	$4.40	$1.10
June 30	$4.40	$1.40
September 30	$2.20	$1.00
December 31	$2.25	$1.00

2018
March 31	$6.05	$2.00
June 30	$23.00	$1.47
September 30	$10.70	$2.50
December 31	$7.70	$1.50

On April 1, 2020, the closing price of our common stock on the OTCQB was $1.76 per share.

Holders

As of April 1, 2020, there are approximately 163 stockholders of record of our common stock. A majority of our common stock is held in “street name” or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Penny Stock

Our common stock trades at less than $5.00 per share and is therefore subject to the SEC’s penny stock rules.

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

As of December 31, 2019, we had negative working capital of $1,146,083 and cash of $1,253. Based upon current and near-term anticipated level of operations and expenditures, we believe that our lack of cash precludes us from continuing operations for the next twelve months. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Developments

Egg Health Hub, Inc.

On September 13, 2019, we entered into a Definitive Acquisition Agreement (the “Egg Agreement”) with Egg Health Hub, Inc. (“Egg”).  Pursuant to the Egg Agreement, Egg and the Company agreed to commence the negotiation and preparation of a definitive share exchange agreement (the “Share Exchange Agreement”) pursuant to which Egg will exchange all of its issued and outstanding shares of common stock for shares of the Company’s common stock on a one-for-one basis (the “Exchange”), which upon the closing of the Exchange will constitute 70,000,000 shares of Egg’s issued and outstanding common stock. In order to consummate the Exchange, the parties must first enter into the Share Exchange Agreement. Assuming that the parties enter into the Share Exchange Agreement and the Exchange is effected, following the closing of the Exchange, Egg will become a wholly owned subsidiary of the Company. The Exchange is expected to close in the second quarter of 2020. Egg is a related party, has no employees, and does not currently conduct operations.

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

Reverse Stock Split

The Company effected a 1-for-100 reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding shares of common stock. On September 13, 2019 following the Reverse Split, the Company had 422,699 shares of common stock issued and outstanding.

Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenue

We did not generate any revenue during the year ended December 31, 2019. During the year ended December 2018, we generated revenues of $60,000. These revenues were generated from services that were provided to MediXall Group, Inc., a related party.

Operating Expenses

A summary of our operating expense for the years ended December 31, 2019 and 2018 follows:

	Years Ended
	December 31,		(Decrease) /
	2019	2018	Increase
Operating expense
General and administrative	$11,903	$20,163	$(8,260)
Other operations expense	—	21,598	(21,598)
Professional fees - related party	270,000	210,850	59,150
Legal and professional	42,917	29,076	13,841
Total operating expense	$324,820	$281,687	$43,133

General and administrative  costs include costs related to public company costs and other office related costs.

Other operating expense during the year ended December 31, 2018 was due to the Company incurring a loss on its planned acquisition of Palm Beach Integrative Medicine LLC. The Company was unable to reach an agreement on favorable terms and the deal was unwound.

Professional fees – related party costs primarily include costs for management services provided by TBG and costs related to R3 Accounting for accounting related services. The increase in costs is attributable to an increase in the monthly management fee due to TBG from $10,000 per month to $25,000 per month. This increase resulted due to more work required in maintaining the public company.

Legal and professional expenses relate to amounts incurred by the outside accounting firm and lawyers. The primary reason for the increase from the year ended December 31, 2018 to the year ended December 31, 2019 is due to an increase in audit and legal fees.

Other Expenses

In December 2017, the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleged a contract dispute between the Company and Fiori Communications (“Fiori”), related to alleged services that were performed for the Company. Fiori alleged the Company engaged in a breach of contract. During the year ended December 31, 2018, the Company recorded an accrual of $129,070 based on the final settlement agreement reached. The Company settled the action for 30,000 (as amended for a 1-for-100 Reverse Split) shares of common stock which were issued in July 2018.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions, and our ability to attract and retain key employees.

During the year ended December 31, 2019, because of our operating losses, we did not generate positive operating cash flows. As of December 31, 2019, we had an accumulated deficit of $2,347,948, cash on hand of $1,253 and negative working capital of $1,146,083. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and advances from TBG, a related party. We are expecting to reduce the need for such short-term financing as we build our revenues by growing our business. (See "Plan of Operations and Funding" below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash used in operating activities was $67,155 for the year ended December 31, 2019, as compared to cash used of $51,137 during the year ended December 31, 2018.

Cash used in investing activities was $2,105 for the year ended December 31, 2018. There were no such expenditures for investing activities during the year ended December 31, 2019.

Cash provided by financing activities was $65,010 for the year ended December 31, 2019 compared to $54,615 during the year ended December 31, 2018.

We expect TBG to continue to provide support services until sufficient capital is raised.

Plan of Operations and Funding

On September 13, 2019, we entered into the Egg Agreement with Egg.  Pursuant to the Egg Agreement, Egg and the Company agreed to commence the negotiation and preparation of a definitive Share Exchange Agreement pursuant to which Egg will exchange all of its issued and outstanding shares of common stock for shares of the Company’s common stock on a one-for-one basis, which upon the closing of the Exchange will constitute 70,000,000 shares of Egg’s issued and outstanding common stock. In order to consummate the Exchange, the parties must first enter into the Share Exchange Agreement. Assuming that the parties enter into the Share Exchange Agreement and the Exchange is effected, following the closing of the Exchange, Egg will become a wholly owned subsidiary of the Company. The Exchange is expected to close in the second quarter of 2020.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of December 31, 2019, the Company had $1,253 of cash and an accumulated deficit of $2,347,948 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG to continue to provide support services and advances until sufficient capital is raised. The advances are due on demand and are non-interest bearing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income Taxes

The Company accounts for income taxes using the liability method prescribed by Accounting Standards Codification 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset the deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

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

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of December 31, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Off-Balance Sheet Arrangements

As of December 31, 2019, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 8.  Financial and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TurnKey Capital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TurnKey Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hacker, Johnson & Smith PA

We have served as auditors since 2018

Fort Lauderdale, FL

April 1, 2020

TurnKey Capital, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Current Assets
Cash	$1,253	$3,398
Total current assets	1,253	3,398

Computer equipment, net	1,305	1,805

Total assets	$2,558	$5,203

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,228	$10,565
Advances payable	200,000	200,000
Accounts payable - related parties	567,985	302,483
Advances - related party	377,123	312,113
Total Current Liabilities	1,147,336	825,161

Commitments and contingencies (Notes 1)

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 600,000 shares issued and outstanding.	600	600
Common stock, $0.001 par value, 750,000,000 shares authorized; 422,699 shares issued and outstanding.	423	423
Additional paid-in capital	1,202,147	1,202,147
Accumulated deficit	(2,347,948)	(2,023,128)
Total stockholders' deficit	(1,144,778)	(819,958)
Total liabilities and stockholders' deficit	$2,558	$5,203

(The accompanying notes are an integral part of these consolidated financial statements)

TurnKey Capital, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018
Income
Revenue - related party	$—	$60,000

Operating Expenses
General and administrative	11,903	20,163
Other operations expense	—	21,598
Professional fees - related party	270,000	210,850
Legal and professional	42,917	29,076
Total operating expenses	324,820	281,687

Loss from operations	(324,820)	(221,687)

Other Expenses
Settlement expense	—	(129,070)

Loss before income taxes	(324,820)	(350,757)
Provision for income taxes	—	—
Net loss	$(324,820)	$(350,757)

Net loss per common share basic and diluted	$(0.77)	$(0.86)

Weighted average common shares outstanding basic and diluted	422,699	407,329

(The accompanying notes are an integral part of these consolidated financial statements)

TurnKey Capital, Inc. and Subsidiaries

Consolidated Statement Stockholders' Deficit

	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2017	600,000	$600	392,699	$393	$1,073,107	$(1,672,371)	$(598,271)
Common Stock issued for settlement of legal action	—	$—	30,000	30	129,040	$—	129,070
Net loss	—	—	—	—	—	(350,757)	(350,757)
Balance at December 31, 2018	600,000	600	422,699	423	1,202,147	(2,023,128)	(819,958)
Net loss	—	—	—	—	—	(324,820)	(324,820)
Balance at December 31, 2019	600,000	$600	422,699	$423	$1,202,147	$(2,347,948)	$(1,144,778)

(The accompanying notes are an integral part of these consolidated financial statements)

TurnKey Capital, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(324,820)	$(350,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	500	300
Changes in assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(8,337)	117,729
Increase in accounts payable - related parties	265,502	181,591
Net cash used in operating activities	(67,155)	(51,137)

Cash flows from investing activities -
Purchase of computer equipment	—	(2,105)

Cash flows from financing activities -
Increase in advances payable - related party	65,010	54,615

(Decrease) increase in cash	(2,145)	1,373
Cash at beginning of year	3,398	2,025
Cash at end of year	$1,253	$3,398

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes paid	$—	$—
Interest paid	$—	$—
Noncash transaction -
Reclassification of settlement expense from accounts payable and accrued expenses to common stock	$—	$129,070

(The accompanying notes are an integral part of these consolidated financial statements)

TURNKEY CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

We are a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.   Our wholly owned subsidiaries are Remote Office Management, Inc. (“ROM”), which was formed in 2016 and is discussed below, and Turnkey Home Buyers USA, Inc. which was formed in 2014 and is inactive in 2019 and 2018. The Company does not have any paid employees; however, the officers and directors continue to work to further the Company’s business objectives.

ROM Business

ROM was formed to market bundled accounting and computer/information technology (“IT”) services. Simultaneously, ROM entered into a professional services agreement with R3 Accounting, (an accounting firm owned by Timothy Hart, a director, secretary and CFO of the Company) (“R3 Accounting”), and PC Lauderdale (an unrelated computer/IT company). The purpose of the agreement was to form a joint venture whereby these entities would cross-market professional services under ROM for one stop computer/IT and accounting services. ROM was inactive during 2019 and did not generate any revenue. Through ROM, we generated revenues of $60,000 for the year ended December 31, 2018 from accounting services. These services were provided to MediXall Group, Inc. (“MediXall”). MediXall is a public reporting company. Each of Mr. Swartz, our President, CEO and director, and Mr. Hart, our CFO and director, is a significant stockholder of MediXall. Mr. Swartz is MediXall’s Interim CEO and Chairman of the Board, and Mr. Hart is MediXall’s CFO and a member of MediXall’s board of directors. In addition, TBG Holdings, Inc. (“TBG”) is a significant stockholder of MediXall. Messrs. Swartz and Hart are both officers and major shareholders of TBG. As such, they may be deemed to be beneficial holders of the MediXall shares held by TBG.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2019, the Company had $1,253 of cash and an accumulated deficit of $2,347,948 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company developing profitable operations in the future and/or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG to continue to provide support services and advances until sufficient capital is raised. The advances are due on demand and are non-interest bearing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent Events

Management has evaluated events occurring subsequent to the consolidated balance sheet date, through April 1, 2020, which is the date the consolidated financial statements were issued, determining no events require disclosure in these consolidated financial statement, with the exception of the matter described in Note 8.

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

On August 28, 2019, the Company’s Board of Directors approved a 1-for-100 Reverse Split.

TURNKEY CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

On September 13, 2019, the Company effected the Reverse Split, reducing the number of common shares outstanding from 42,264,665 to 422,699, of which approximately 25% was controlled by related parties. As a result of the Reverse Split, every 100 shares of issued and outstanding common stock were combined into one issued and outstanding share of common stock, without any change in the par value per share. All prior year share amounts and per share calculations have been retrospectively adjusted to reflect the impact of this reverse stock split and to provide data on a comparable basis. Such restatements include calculations regarding the Company’s weighted average shares and loss per share.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of December 31, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Following is the computation of basic and diluted net loss per share:

	Year Ended
	December 31,
	2019	2018
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders'	$(324,820)	$(350,757)

Denominator:
Weighted average number of common shares outstanding	422,699	407,329

Basic and diluted LPS	$(0.77)	$(0.86)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Preferred stock (convertible)	291,000	291,000

TURNKEY CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Recent Accounting Pronouncements

On December 18, 2019, the Financial Accounting Standards Board issued the Accounting Standards Update 2019-12 “Income taxes (Topic 740)—Simplifying the accounting for income taxes”. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles and also improve consistent application by clarifying and amending existing guidance, such as franchise taxes and interim recognition of enactment of tax laws or rate changes. The amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its consolidated financial statements.

Reclassifications

Certain amounts in the consolidated financial statements were reclassified to allow for consistent presentation for the years presented.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2019 and 2018 are detailed below:

	December 31,		December 31,
	2019		2018
Accounts payable - related parties	$567,985	(1)	$302,483	(1)
Advances - related parties	$377,123	(2)	$312,113	(2)

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

During the year ended December 31, 2019, the Company incurred $210,000 of expense related to TBG management fees and $60,000 of accounting fees owed to R3 Accounting. During the year ended December 31, 2018, the company incurred $120,000 of expense related to TBG management fees and $90,850 of accounting fees owed to R3 Accounting.

ROM was inactive during 2019 and did not generate any revenue.  Through ROM, we generated revenue of $60,000 during the year ended December 31, 2018. These services were provided to affiliates. All of the revenues were from MediXall, a related party.

NOTE 4 – ADVANCES PAYABLE

During 2015, the Company received proceeds of $200,000 that were contingent upon completion of a business transaction. During 2016, it became clear that the transaction would not be consummated. The Board of Directors is considering various alternatives to satisfy this liability and has proposed to issue 20,000 (as amended for a 1-for-100 reverse stock split) shares of common stock at $10 per share (as amended for a 1-for-100 reverse stock split). As of December 31, 2019, the liability is still unpaid. The advances payable have no stated maturity and bear no interest.

NOTE 5– PREFERRED STOCK

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

TURNKEY CAPITAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 6 – DEFINITIVE AGREEMENT

On September 13, 2019, the Company entered into a Definitive Acquisition Agreement (the “TKCI DAA”) with Egg Health Hub, Inc. (“EGG”).  Pursuant to the TKCI DAA, EGG and the Company will commence the negotiation and preparation of a definitive share exchange agreement (the “Definitive Agreement”) whereby EGG will exchange all of its issued and outstanding shares of common stock for shares of the Company’s common stock on a one-for-one basis, which upon the completion of such Definitive Agreement will constitute 70,000,000 shares of EGG’s issued and outstanding common stock. Upon completion of such Definitive Agreement, EGG will become a wholly owned subsidiary of the Company. This transaction is expected to close in the second quarter of 2020. Egg is a related party, has no employees, and does not currently conduct operations.

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

NOTE 7 – INCOME TAXES

A reconciliation of income taxes at the statutory income tax rate to actual income taxes is as follows:

	2019		2018
	Rate	Amount	Rate	Amount
Tax benefit at US statutory rate	21%	$(68,212)	21%	$(69,669)
State taxes, net of federal benefit	5%	(16,241)	5%	$(17,500)
Change in valuation allowance	(26)%	84,453	(26)%	87,169
	—	$—	—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

	At December 31,
	2019	2018
Net operating loss carryforward	$(509,310)	$(424,857)
Valuation allowance	509,310	424,857
Total net deferred tax assets	$—	$—

As of December 31, 2019, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $1.94 million. These carryforwards will begin to expire in 2033. During the years ended December 31, 2019 and 2018, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it was more likely than not that the deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future. The Company is no longer subject to examination by taxing authorities for the years before 2016.

NOTE 8 – SUBSEQUENT EVENT

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it is now a global pandemic. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could adversely impact our operations and could have an adverse impact on our business and our financial results.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019, based on the following deficiencies.

•

Weakness in Accounting and Finance Personnel: We have no accounting staff and we do not have anyemployee resources and expertise needed to meet complex and intricate GAAP and SEC reporting requirements of a U.S. public company. Additionally, numerous adjustments and proposed adjustments have been noted by our auditors. This is deemed by management to be a material weakness in preparing consolidated financial statements.

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

The Company has determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility for the consolidated financial statements that a material misstatement will not be prevented or detected on a timely basis by the Company’s internal controls.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Such internal controls over financial reporting were designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2019 .

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of December 31, 2019.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name of Officer	Age	Position	Director / Officer Since
Neil Swartz	57	President, CEO, Director	January 23, 2014
Timothy S. Hart	61	Secretary, CFO, Director	January 23, 2014

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

Timothy S. Hart, CFO

Mr. Hart was appointed chief financial officer and director on October 31, 2014, and previously served as our chief financial officer and member of our board of directors from January 23, 2014 until October 3, 2014. Mr. Hart has over 30 years of accounting and finance experience. Mr. Hart has served as CFO of MediXall Group, Inc.’s (OTC Markets: MDXL) and member its board of directors since December 2012. Since July 2013 Mr. Hart has been the CFO and a director of Monkey Rock Group, Inc. (OTC Markets: MKRO). Mr. Hart has held the position of CFO of TBG Holdings Corporation since March 2012 and a director since September 9, 2013. Hart has been providing accounting and consulting services from R3 Accounting LLC, a private accounting firm formed in 2008. He consulted extensively with the RailAmerica, Inc., a NYSE-listed holding company for short line and regional railroads in the U.S., which was acquired by Fortress Investment Group in 2007, during its initial public offering and assisted the company with governmental compliance. Hart’s firm also provided consulting, strategic tax planning and compliance, and acquisition audits for Patriot Rail Corp., a Boca Raton, Florida based company, which is an operator of short line and regional railroad in the U.S. Mr. Hart served as chief financial officer of Alternative Americas Fuels, Inc. (OTCBB: AFAI) from August 2011 until February 2012. Mr. Hart holds B.A.s in Accountancy, Economics and Business Administration from Thomas More University and has been a certified public accountant since 1984.

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

Item 11.  Executive Compensation.

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”) who were serving as executive officers during the fiscal years ended December 31, 2019 and 2018.

2019 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Neil Swartz	2019	—	—	—	—	—	—	$105,000	$105,000
President and CEO	2018	—	—	—	—	—	—	$ 60,000	$ 60,000

Timothy Hart	2019	—	—	—	—	—	—	$165,000	$165,000
CFO	2018	—	—	—	—	—	—	$150,850	$150,850

(1)

There is no employment agreement between Mr. Swartz and the Company. Mr. Swartz did not earn any compensation as an individual. However, Mr. Swartz is 50% owner of TBG Holdings, LLC. During 2019 and 2018, the Company recognized $210,000 and $120,000, respectively, as related party management fees due to TBG. As such, we have included 50% of the recognized expense in the table above.

(2)

There is no employment agreement between Mr. Hart and the Company. Mr. Hart did not earn any compensation as an individual. However, Mr. Hart is 50% owner of TBG Holdings, LLC. During 2019 and 2018, the Company recognized $210,000 and $120,000, respectively, as related party management fees due to TBG. As such, we have included 50% of the recognized expense in the table above. Additionally, Mr. Hart provides services to the Company through a company he owns, R3 Accounting. During 2019 and 2018, the Company recognized expense related to R3 Accounting services of $60,000 and $90,850, respectively.

Outstanding Equity Awards as Fiscal Year-End

None.

Payments Upon Termination of Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the ownership of the Company’s 422,699 shares of common stock issued and outstanding as of December 31, 2019, with respect to: (i) all officers and directors; (ii) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock; and (iii) our directors and executive officers as a group.

Names of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Neil Swartz, Chief Executive Officer	Common	—	—%
Timothy Hart, Chief Financial Officer	Common	—	—%
Train Travel Holdings Inc. (Florida) (1)	Common	104,527	24.7%
Officer and Directors as a Group (2 persons)	Common	—	—%

Timothy Hart, Chief Financial Officer (2)	Preferred	300,000	50.0%
Neil Swartz, Chief Executive Officer (2)	Preferred	300,000	50.0%
Officers and Directors as a Group (2 persons)	Preferred	600,000	100.0%

5% Shareholders
Joseph Blair	Common	40,000	10.2%

———————

(1)

 Train Travel Holdings Inc. (Florida) is a subsidiary of TBG Holdings Corporation (Florida) whose officers and majority shareholders are Neil Swartz and Timothy Hart. The principal shareholder of Train Travel Holdings, Inc. (Florida) are TBG Holdings Inc.

(2)

 On January 23, 2014, in conjunction with the Stock Purchase Agreement, the Company authorized the issuance of 600,000 preferred shares convertible into 291,000 common shares as compensation for services provided to the Company by its Chairman and Chief Financial Officer. The share certificates are held directly by the shareholder.

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

Through TBG Holdings, Inc. (“TBG”) and R3 Accounting, Timothy Hart and Neil Swartz, the Company’s Chief Financial Officer and Chief Executive Officer, respectively, provides accounting and other consulting related services to the Company. During the years ended December 31, 2019 and 2018, the company recognized expenses related to these services of $270,000 and $210,850, respectively. At December 31, 2019 and 2018, the Company owed R3 Accounting and TBG a total of $567,985 and $302,483, respectively, which is included in the accompanying consolidated balance sheets under “Accounts payable – related parties”. See Note 3 – Related Party Transactions for further details.

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

Director Independence

The Company is quoted on the OTCQB inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in the NASDAQ Stock Market’s (“NASDAQ”) Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not currently have an independent director.

Item 14.  Principal Accountant Fees and Services.

The following table presents the aggregate fees for professional audit services and other services rendered by Hacker Johnson and Smith PA, our independent registered public accountants, for the fiscal years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018

Audit	$30,000	$20,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of our quarterly financial statements.

Audit-Related Fees

During 2019 and 2018, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review or our financial statements that are not reported under the caption “Audit Fees” above.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during 2019 and 2018, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during 2019 and 2018. As a result, there were no other fees billed or paid during 2019 and 2018.

Pre-Approval Policies and Procedures

We do not have an audit committee at this time. However, our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our Board of Directors before the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets as of December 31, 2019 and 2018

•

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

•

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2019 and 2018

•

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

•

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3. Exhibits

The exhibits listed in the Exhibit Index below are incorporated herein by reference, and are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-186282) filed with the SEC on January 30, 2013).
3.2	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014).
3.3

Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on April 20, 2015).

3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2016).
3.5	Certificate of Change (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2019).
3.6	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-186282) filed with the SEC on January 30, 2013).
3.7	Certificate of Amendment of the Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2016).
10.1

Definitive Acquisition Agreement dated September 13, 2019 by and between the Company and Egg Health Hub, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2017).

21.1	Subsidiaries*
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

———————

*

Filed herewith.

(b) The exhibits filed with this Annual Report on Form 10-K are listed in Item 15(a)(3) above.

(c) None.

ITEM 16.  FORM 10-K SUMMARY

As permitted by SEC rules, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TurnKey Capital, Inc.

Dated: April 1, 2020	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: April 1, 2020	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2020	By:	/s/ Timothy S. Hart
Timothy S. Hart Chief Financial Officer and Director

Dated: April 1, 2020	By:	/s/ Neil Swartz
Neil Swartz Chief Executive Officer and Director