Form 10-Q
period 2020-03-31
TurnKey Capital, Inc.
filed 2020-05-08
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 8, 2020 the issuer had 422,699 shares of its common stock issued and outstanding.

TurnKey Capital, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended March 31, 2020

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash	$88	$1,253
Total current assets	88	1,253

Computer equipment, net	1,180	1,305

Total assets	$1,268	$2,558

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$14,840	$2,228
Advances payable	200,000	200,000
Accounts payable - related parties	651,985	567,985
Advances - related party	397,773	377,123
Total current liabilities	1,264,598	1,147,336

Commitments and Contingencies (Note 1 and 6)

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 600,000 shares issued and outstanding	600	600
Common stock, $0.001 par value, 750,000,000 shares authorized; 422,699 shares issued and outstanding	423	423
Additional paid-in capital	1,202,147	1,202,147
Accumulated deficit	(2,466,500)	(2,347,948)
Total stockholders' deficit	(1,263,330)	(1,144,778)

Total liabilities and stockholders' deficit	$1,268	$2,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating Expenses
General and administrative	13,894	12,809
Professional fees - related party	90,000	45,000
Legal and professional	14,658	14,038
Total operating expenses	118,552	71,847

Loss from operations	(118,552)	(71,847)

Loss before income taxes	(118,552)	(71,847)
Provision for income taxes	—	—
Net loss	$(118,552)	$(71,847)

Net loss per common share basic and diluted	$(0.28)	$(0.17)

Weighted average common shares outstanding basic and diluted	422,699	422,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	600,000	$600	422,699	$423	$1,202,147	$(2,023,128)	$(819,958)

Net loss (unaudited)	—	—	—	—	—	(71,847)	(71,847)
Balance at March 31, 2019 (unaudited)	600,000	$600	422,699	$423	$1,202,147	$(2,094,975)	$(891,805)

Balance at December 31, 2019	600,000	$600	422,699	$423	$1,202,147	$(2,347,948)	$(1,144,778)

Net loss (unaudited)						(118,552)	(118,552)
Balance at March 31, 2020 (unaudited)	600,000	$600	422,699	$423	$1,202,147	$(2,466,500)	$(1,263,330)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(118,552)	$(71,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125	125
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	12,612	23,455
Increase in accounts payable - related party	84,000	45,000
Net cash used in operating activities	(21,815)	(3,267)

Cash flows from financing activity -
Increase in advances - related parties	20,650	—

Net decrease in cash	(1,165)	(3,267)
Cash at beginning of period	1,253	3,398
Cash at end of period	$88	$131

Supplemental disclosures of cash flow information
Cash paid during the period for:
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

NOTE 1 – GENERAL

Organization

TurnKey Capital, Inc. (“TKCI”, “the Company,” “we,”, “our”, or “us”) was incorporated under the laws of the State of Nevada under the name of Vanell, Corp. on September 7, 2012 (“Inception”). The Company changed its name to Train Travel Holdings, Inc. on March 20, 2014 and to TurnKey Capital, Inc. on January 15, 2016 as a result of changes in its line of business.

We are a shell company as defined in Rule 12b-2 of the Exchange Act.  Our wholly-owned subsidiaries are Remote Office Management, Inc. (“ROM”), which was formed in 2016 and was inactive in 2020 and 2019, and Turnkey Home Buyers USA, Inc. which was formed in 2014 and was inactive in 2020 and 2019. The Company does not have any paid employees however, the officers and directors continue to work to further the Company’s business objectives.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2020 and the consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2020. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Form 10-K, which was filed with the SEC on April 1, 2020.

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

Subsequent Events

Management has evaluated events occurring subsequent to the condensed consolidated balance sheet date, through May 8, 2020, which is the date the condensed consolidated financial statements were issued, determining no events require disclosure in these condensed consolidated financial statement, with the exception of the matter described in Note 6.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2020, the Company had $88 of cash and an accumulated deficit of $2,466,500 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG Holdings, Inc (“TBG”), a related party, to continue to provide support services and advances until sufficient capital is raised. The advances are due on demand and are non-interest bearing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of March 31, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) service delivery has occurred, (3) the sales price to the customer is fixed and determinable, and (4) collectability is reasonably assured.

Revenue is recognized at point of sale, with no further obligations. The Company had no revenue during the three months ended March 31, 2020 and 2019.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

Following is the computation of basic and diluted net loss per share for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2019	2018
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders'	$(118,552)	$(71,847)

Denominator:
Weighted average number of common shares outstanding	422,699	422,699

Basic and diluted LPS	$(0.28)	$(0.17)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Preferred stock (convertible)	291,000	291,000

Recent Accounting Pronouncements

On December 18, 2019, the Financial Accounting Standards Board issued the Accounting Standards Update 2019-12 “Income taxes (Topic 740)—Simplifying the accounting for income taxes”. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles and also improve consistent application by clarifying and amending existing guidance, such as franchise taxes and interim recognition of enactment of tax laws or rate changes. The amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its condensed consolidated financial statements.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Reclassifications

Certain amounts in the condensed consolidated financial statements were reclassified to allow for consistent presentation for the years presented.

NOTE 2 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2020 and December 31, 2019 are detailed below:

	March 31,		December 31,
	2020		2019
Accounts payable - related parties	$651,985	(1)	$567,985	(1)
Advances - related parties	$397,773	(2)	$377,123	(2)

———————

(1)

Represents (a) amounts owed to R3 Accounting, owned by Timothy Hart, for accounting related services and are payable on demand and (b) amounts owed to TBG, owned in part by Timothy Hart, and Neil Swartz, for management and consulting services such as corporate strategic planning and financial strategy and are payable on demand. Effective July 1, 2019, the Company revised its existing agreement with TBG to increase the monthly fee from $10,000 to $25,000.

(2)	Represents advances of cash from TBG to us which are payable on demand and are non-interest bearing.

During the three months ended March 31, 2020, the Company incurred $75,000 of expense related to TBG management fees and $15,000 of accounting fees owed to R3 Accounting. During the three month period ended March 31, 2019, the company incurred $30,000 of expense related to TBG management fees and $15,000 of accounting fees owed to R3 Accounting.

NOTE 3 – ADVANCES PAYABLE

During 2015, the Company received proceeds of $200,000 that were contingent upon completion of a business transaction. During 2016, it became clear that the transaction would not be consummated. The Board of Directors is considering various alternatives to satisfy this liability and has proposed to issue 20,000 shares (as amended for a 1-for-100 reverse stock split) of common stock at $10.00 per share (as amended for a 1-for-100 reverse stock split). As of March 31, 2020, the liability is still unpaid. The advances payable have no stated maturity and bear no interest.

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

NOTE 5 – DEFINITIVE AGREEMENT

On September 13, 2019, the Company entered into a Definitive Acquisition Agreement (the “TKCI DAA”) with Egg Health Hub, Inc. (“EGG”). Pursuant to the TKCI DAA, EGG and the Company will commence the negotiation and preparation of a definitive share exchange agreement (the “Definitive Agreement”) whereby EGG will exchange all of its issued and outstanding shares of common stock for shares of the Company’s common stock on a one-for-one basis, which upon the completion of such Definitive Agreement will constitute 70,000,000 shares of EGG’s issued and outstanding common stock. Upon completion of such Definitive Agreement, EGG will become a wholly owned subsidiary of the Company. This transaction is expected to close in June of 2020. Egg is a related party, has no employees, and does not currently conduct operations and has no financial assets and liabilities.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

EGG is a brand new model for healthcare and wellness that brings together top physicians and wellness professionals into co-practicing communities with shared access to a full-stack technology platform – scheduling, billing, client acquisition, and telemedicine – and flexible access to beautiful office space designed to optimize both the physician and client experience. This model creates a compelling new option for re-tenanting traditional shopping centers and mixed-use space.

NOTE 6 – SUBSEQUENT EVENTS

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 Outbreak”). In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 Outbreak continues to evolve. The impact of the COVID-19 Outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 Outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report on Form 10-Q and other reports filed by TurnKey Capital, Inc. (the “Company,” “we,” “us” or “our”) from time to time with the U.S. Securities and Exchange Commission(“SEC”) (collectively, the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the factors, risks, and uncertainties contained in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

As of March 31, 2020, we had negative working capital of $1,264,510 and cash of $88. Based upon current and near term anticipated level of operations and expenditures, we believe that our lack of cash precludes us from continuing operations for the next twelve months. We expect TBG will continue to provide support services until sufficient capital is raised. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 Outbreak”). In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 Outbreak continues to evolve. The impact of the COVID-19 Outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 Outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

Results of Operations

Three Month Period Ended March 31, 2020 Compared to the Three Month Period Ended March 31, 2019

Revenue

During the three month period ended March 31, 2020 and 2019 we did not generate any revenue.

Operating Expenses

A summary of our operating expense for the three month periods ended March 31, 2020 and 2019 follows:

	Three Months Ended
	March 31,
	2020	2019	Increase

General and administrative	$13,894	$12,809	$1,085
Professional fees - related party	90,000	45,000	45,000
Legal and professional	14,658	14,038	620
Total operating expense	$118,552	$71,847	$46,705

General and administrative ("G&A") costs include costs related to public company costs and other office related costs.

Professional fees – related party costs primarily include costs for management services provided by TBG and costs related to R3 Accounting. The increase in costs resulted due to more work required in maintaining the public company.

Legal and professional expenses related to amounts incurred by the outside accounting firm and lawyers.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions, and our ability to attract and retain key employees.

During the three month period ended March 31, 2020, because of our operating losses, we did not generate positive operating cash flows. As of March 31, 2020, we had an accumulated deficit of $2,466,500, cash on hand of $88 and negative working capital of $1,264,510. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and advances from TBG, a related party. We are expecting to reduce the need for such short term financing as we work to establish a sustainable business. (See "Plan of Operating and Funding" below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash used in operating activities was $21,815 for the three month period ended March 31, 2020, as compared to cash used of $3,267 during the three month period ended March 31, 2019.

Cash provided by financing activities was $20,650 for the three month periods ended March 31, 2020. There was no cash provided by or used for financing activities for the three month period ended March 31, 2019.

We expect TBG will continue to provide support services until sufficient capital is raised.

Plan of Operation and Funding

On September 13, 2019, the Company entered into a Definitive Acquisition Agreement (the “TKCI DAA”) with Egg Health Hub, Inc. (“EGG”). Pursuant to the TKCI DAA, EGG and the Company will commence the negotiation and preparation of a definitive share exchange agreement (the “Definitive Agreement”) whereby EGG will exchange all of its issued and outstanding shares of common stock for shares of the Company’s common stock on a one-for-one basis, which upon the completion of such Definitive Agreement will constitute 70,000,000 shares of EGG’s issued and outstanding common stock. Upon completion of such Definitive Agreement, EGG will become a wholly owned subsidiary of the Company. This transaction is expected to close in June of 2020. EGG is a related party, has no employees, and does not currently conduct operations.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a  going concern. As of March 31, 2020, the Company had $88 of cash and an accumulated deficit of $2,466,500 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG to continue to provide support services and advances until sufficient capital is raised. The advances are due on demand and are non-interest bearing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of March 31, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Off-Balance Sheet Arrangements

As of March 31, 2020, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020.

A material weakness is a deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity's condensed consolidated financial statements will not be prevented, or detected and corrected on a timely basis.

Based upon that evaluation, our President (Chief Executive Officer) and Chief Financial Officer concluded that as of March 31, 2020 our disclosure controls and procedures were not effective, based on the following deficiencies:

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

TurnKey Capital, Inc.

Dated: May 8, 2020	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer (principal executive officer)

Dated: May 8, 2020	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer (principal financial officer)