Form 10-Q
period 2020-06-30
TurnKey Capital, Inc.
filed 2020-07-31
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 31, 2020 the issuer had 422,699 shares of its common stock issued and outstanding.

TurnKey Capital, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended June 30, 2020

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash	$104	$1,253
Total current assets	104	1,253

Computer equipment, net	1,055	1,305

Total assets	$1,159	$2,558

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$3,760	$2,228
Advances payable	200,000	200,000
Accounts payable - related parties	757,785	567,985
Advances - related party	397,773	377,123
Total current liabilities	1,359,318	1,147,336

Commitments and Contingencies (Note 1 and 5)

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 600,000 shares issued and outstanding	600	600
Common stock, $0.001 par value, 750,000,000 shares authorized; 422,699 shares issued and outstanding	423	423
Additional paid-in capital	1,202,147	1,202,147
Accumulated deficit	(2,561,329)	(2,347,948)
Total stockholders' deficit	(1,358,159)	(1,144,778)

Total liabilities and stockholders' deficit	$1,159	$2,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating Expenses
General and administrative	149	315	14,043	13,124
Professional fees - related party	90,000	45,000	180,000	90,000
Legal and professional	4,680	13,250	19,338	27,288
Total operating expenses	94,829	58,565	213,381	130,412

Loss from operations	(94,829)	(58,565)	(213,381)	(130,412)

Loss before income taxes	(94,829)	(58,565)	(213,381)	(130,412)
Provision for income taxes	—	—	—	—
Net loss	$(94,829)	$(58,565)	$(213,381)	$(130,412)

Net loss per common share basic and diluted	$(0.22)	$(0.14)	$(0.50)	$(0.31)

Weighted average common shares outstanding basic and diluted	422,699	422,699	422,699	422,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	600,000	$600	422,699	$423	$1,202,147	$(2,023,128)	$(819,958)

Net loss (unaudited)	—	—	—	—	—	(71,847)	(71,847)

Balance at March 31, 2019 (unaudited)	600,000	600	422,699	423	1,202,147	(2,094,975)	(891,805)

Net loss (unaudited)	—	—	—	—	—	(58,565)	(58,565)
Balance at June 30, 2019 (unaudited)	600,000	$600	422,699	$423	$1,202,147	$(2,153,540)	$(950,370)

Balance at December 31, 2019	600,000	$600	422,699	$423	$1,202,147	$(2,347,948)	$(1,144,778)

Net loss (unaudited)	—	—	—	—	—	(118,552)	(118,552)

Balance at March 31, 2020 (unaudited)	600,000	600	422,699	423	1,202,147	(2,466,500)	(1,263,330)

Net loss (unaudited)	—	—	—	—	—	(94,829)	(94,829)
Balance at June 30, 2020 (unaudited)	600,000	$600	422,699	$423	$1,202,147	$(2,561,329)	$(1,358,159)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(213,381)	$(130,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	250	250
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	1,532	(3,819)
Increase in accounts payable - related party	189,800	90,000
Net cash used in operating activities	(21,799)	(43,981)

Cash flows from financing activity -
Increase in advances - related parties	20,650	45,390

Net (decrease) increase in cash	(1,149)	1,409
Cash at beginning of period	1,253	3,398
Cash at end of period	$104	$4,807

Supplemental disclosures of cash flow information
Cash paid during the period for:
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

NOTE 1 – GENERAL

Organization

TurnKey Capital, Inc. (“TKCI,” the “Company,” “we,” “our,” or “us”) was incorporated under the laws of the State of Nevada under the name of Vanell, Corp. on September 7, 2012. The Company changed its name to Train Travel Holdings, Inc. on March 20, 2014 and to TurnKey Capital, Inc. on January 15, 2016 as a result of changes in its line of business.

We are a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  Our wholly-owned subsidiaries are Remote Office Management, Inc. (“ROM”), which was formed in 2016 and was inactive in 2020 and 2019, and Turnkey Home Buyers USA, Inc., which was formed in 2014 and was inactive in 2020 and 2019. The Company does not have any paid employees; however, the officers and directors continue to work to further the Company’s business objectives.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2020 and the consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2020. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 1, 2020.

On August 28, 2019, the Company’s Board of Directors approved a 1-for-100 reverse stock split (the “Reverse Split”).

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

Subsequent Events

Management has evaluated events occurring subsequent to the condensed consolidated balance sheet date, through July 31, 2020, which is the date the condensed consolidated financial statements were issued, determining no events require disclosure in these condensed consolidated financial statements, with the exception of the matters described in Note 5.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2020, the Company had $104 of cash and an accumulated deficit of $2,561,329 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG Holdings, Inc. (“TBG”), a related party, to continue to provide supporting services and advances until sufficient capital is raised. The advances are due on demand and are non-interest bearing. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of June 30, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) service delivery has occurred, (3) the sales price to the customer is fixed and determinable, and (4) collectability is reasonably assured.

Revenue is recognized at point of sale, with no further obligations. The Company had no revenue during the three and six months ended June 30, 2020 and 2019.

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

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued expenses, advances payable, accounts payable – related parties, and advances – related party approximates their fair values because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Loss Per Share

The computation of basic loss per share (“LPS”) is based on the weighted-average number of shares of common stock that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted LPS is based on the number of basic weighted-average shares of common stock outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares of common stock outstanding using the treasury stock method. The computation of diluted net loss per share does not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on loss per share. Therefore, when calculating LPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the LPS calculation is anti-dilutive.

Following is the computation of basic and diluted net loss per share for the three and six month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders'	$(94,829)	$(58,565)	$(213,381)	$(130,412)

Denominator:
Weighted average number of common shares outstanding	422,699	422,699	422,699	422,699

Basic and diluted LPS	$(0.22)	$(0.14)	$(0.50)	$(0.31)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Preferred stock (convertible)	291,000	291,000	291,000	291,000

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Reclassifications

Certain amounts in the condensed consolidated financial statements were reclassified to allow for consistent presentation for the years presented.

NOTE 2 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2020 and December 31, 2019 are detailed below:

	June 30,		December 31,
	2020		2019
Accounts payable - related parties	$757,785	(1)	$567,985	(1)
Advances - related parties	$397,773	(2)	$377,123	(2)

———————

(1)

Represents (a) amounts owed to R3 Accounting, owned by Timothy Hart, Chief Financial Officer (“CFO”), a member of the Company’s board of directors, and a primary shareholder , for accounting related services and are payable on demand and (b) amounts owed to TBG, owned in part by Timothy Hart, and Neil Swartz, for management and consulting services such as corporate strategic planning and financial strategy and are payable on demand. Effective July 1, 2019, the Company revised its existing agreement with TBG to increase the monthly fee from $10,000 to $25,000. Neil Swartz is the Company’s Chief Executive Officer (“CEO”), a member of the Company’s board of directors, and a primary shareholder.

(2)	Represents advances of cash from TBG to us which are payable on demand and are non-interest bearing.

During the three and six months ended June 30, 2020, the Company incurred $75,000 and $150,000 of expense related to TBG management fees and $15,000 and $30,000 of accounting fees owed to R3 Accounting. During the three and six month periods ended June 30, 2019, the Company incurred $30,000 and $60,000, respectively, of expense related to TBG management fees and $15,000 and $30,000, respectively, of accounting fees owed to R3 Accounting.

NOTE 3 – ADVANCES PAYABLE

During 2015, the Company received proceeds of $200,000 that were contingent upon completion of a business transaction. During 2016, it became clear that the transaction would not be consummated. The Board of Directors is considering various alternatives to satisfy this liability and has proposed to issue 20,000 shares (as amended for a 1-for-100 reverse stock split) of common stock at $10.00 per share (as amended for a 1-for-100 reverse stock split). As of June 30, 2020, the liability is still unpaid. The advances payable have no stated maturity and bear no interest.

NOTE 4 – PREFERRED STOCK

The 600,000 outstanding preferred shares are convertible into 29,100,000 common shares. The preferred shares are held by Timothy Hart and Neil Swartz. The preferred shares do not pay dividends. The number of votes for the preferred shares shall be the same as the amount of shares of common shares that would be issued upon conversion.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

NOTE 5 – SUBSEQUENT EVENTS

COVID-19 Pandemic

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

EGG Agreement

On September 13, 2019, the Company entered into a Definitive Acquisition Agreement (the “TKCI DAA”) with Egg Health Hub, Inc. (“EGG”), a related party. Pursuant to the terms of the TKCI DAA, EGG and the Company agreed to commence the negotiation and preparation of a definitive share exchange agreement (the “Definitive Agreement”) pursuant to which EGG would exchange all of its issued and outstanding shares of common stock for shares of the Company’s common stock on a one-for-one basis which, upon the closing of the transactions contemplated by the Definitive Agreement, would constitute 70,000,000 shares of EGG’s issued and outstanding common stock. Upon the closing of the transaction contemplated by the Definitive Agreement, EGG would become a wholly owned subsidiary of the Company. The transaction was expected to close in June 2020. EGG has no employees, does not currently conduct operations and has no financial assets and liabilities.

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

On July 27, 2020, the Company and MediXall Group, Inc. (“MediXall”), a related party, entered into an assignment of the TKCI DAA. As a result of the COVID-19 Outbreak, the Company determined that the original opportunity that existed with EGG was no longer practical in the short-term. The Company and MediXall believed, however, that the EGG concept remained a viable concept on a virtual basis, and MediXall possesses the infrastructure and willingness to pursue this opportunity. In exchange for 1,000,000 shares of MediXall’s common stock, the Company assigned its interest in the TKCI DAA to MediXall.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report on Form 10-Q and other reports filed by TurnKey Capital, Inc. (the “Company,” “we,” “us” or “our”) from time to time with the U.S. Securities and Exchange Commission (“SEC”) (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the factors, risks, and uncertainties contained in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Overview

We are a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Our wholly owned subsidiaries are Remote Office Management, Inc. (“ROM”), which was formed in 2016 and was inactive in 2020 and 2019, and Turnkey Home Buyers USA, Inc., which was formed in 2014 and was inactive in 2020 and 2019. The Company does not have any paid employees; however, the officers and directors continue to work to further the Company’s business objectives.

As of June 30, 2020, we had an accumulated deficit of $2,561,329, negative working capital of $1,359,214 and cash of $104. Based upon current and near-term anticipated level of operations and expenditures, we believe that our lack of cash precludes us from continuing operations for the next twelve months. We expect TBG, a related party, will continue to provide support services until sufficient capital is raised. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We may seek to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We may seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Developments

COVID-19 Pandemic

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

EGG Agreement

On September 13, 2019, the Company entered into a Definitive Acquisition Agreement (the “TKCI DAA”) with Egg Health Hub, Inc. (“EGG”), a related party. Pursuant to the terms of the TKCI DAA, EGG and the Company agreed to commence the negotiation and preparation of a definitive share exchange agreement (the “Definitive Agreement”) pursuant to which EGG would exchange all of its issued and outstanding shares of common stock for shares of the Company’s common stock on a one-for-one basis which, upon the closing of the transactions contemplated by the Definitive Agreement, would constitute 70,000,000 shares of EGG’s issued and outstanding common stock. Upon the closing of the transactions contemplated by the Definitive Agreement, EGG would become a wholly owned subsidiary of the Company. The transaction was expected to close in June 2020. EGG has no employees, does not currently conduct operations and has no financial assets and liabilities.

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

On July 27, 2020, the Company and MediXall Group, Inc. (“MediXall”), a related party, entered into an assignment of the TKCI DAA. As a result of the COVID-19 Outbreak, the Company determined that the original opportunity that existed with EGG was no longer practical in the short-term. The Company and MediXall believed, however, that the EGG concept remained a viable concept on a remote basis, and MediXall possesses the infrastructure and willingness to pursue this opportunity. In exchange for 1,000,000 shares of MediXall’s common stock, the Company assigned its interest in the TKCI DAA to MediXall.

Results of Operations

Three Month Period Ended June 30, 2020 Compared to the Three Month Period Ended June 30, 2019

Revenue

During the three month periods ended June 30, 2020 and 2019, we did not generate any revenue.

Operating Expenses

A summary of our operating expenses for the three month periods ended June 30, 2020 and 2019 follows:

	Three Months Ended
	June 30,		(Decrease)/
	2020	2019	Increase

General and administrative	$149	$315	$(166)
Professional fees - related party	90,000	45,000	45,000
Legal and professional	4,680	13,250	(8,570)
Total operating expense	$94,829	$58,565	$36,264

General and administrative ("G&A") costs include costs related to public company costs and other office related costs.

Professional fees – related party costs primarily include costs for management services provided by TBG and costs related to R3 Accounting. The increase in costs resulted due to the increase in the fees being charged by TBG.

Legal and professional expenses related to amounts incurred by the external audit firm and lawyers. During 2019, the Company incurred additional audit and legal expenses as compared to 2020.

Six Month Period Ended June 30, 2020 Compared to the Six Month Period Ended June 30, 2019

Revenue

During the six month periods ended June 30, 2020 and 2019 we did not generate any revenue.

Operating Expenses

A summary of our operating expenses for the six month periods ended June 30, 2020 and 2019 follows:

	Six Months Ended
	June 30,		Increase/
	2020	2019	Decrease

General and administrative	$14,043	$13,124	$919
Professional fees - related party	180,000	90,000	90,000
Legal and professional	19,338	27,288	(7,950)
Total operating expense	$213,381	$130,412	$82,969

G&A costs include costs related to public company costs and other office related costs.

Professional fees – related party costs primarily include costs for management services provided by TBG and costs related to R3 Accounting. The increase in costs resulted due to the increase in the fees being charged by TBG.

Legal and professional expenses related to amounts incurred by the external audit firm and lawyers. During 2019, the Company incurred additional audit and legal expenses as compared to 2020.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions, and our ability to attract and retain key employees.

During the six month period ended June 30, 2020, because of our operating losses, we did not generate positive operating cash flows. As of June 30, 2020, we had an accumulated deficit of $2,561,329, cash on hand of $104 and negative working capital of $1,359,214. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and advances from TBG, a related party. We are expecting to reduce the need for such short-term financing as we work to establish a sustainable business. (See "Plan of Operation and Funding" below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash used in operating activities was $21,799 for the six month period ended June 30, 2020, as compared to cash used of $43,981 during the six month period ended June 30, 2019.

Cash provided by financing activities was $20,650 for the six month periods ended June 30, 2020 as compared to cash provided by financing activities of $45,390 for the six month period ended June 30, 2019.

We expect TBG will continue to provide support services until sufficient capital is raised.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through further related party advances and issuances of securities until we establish business activities that can generate positive cash flow. Our working capital requirements are expected to increase in line with the growth of our business.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2020, the Company had $104 of cash and an accumulated deficit of $2,561,329 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG to continue to provide supporting services and advances until sufficient capital is raised. The advances are due on demand and are non-interest bearing. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of June 30, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Off-Balance Sheet Arrangements

As of June 30, 2020, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020.

A material weakness is a deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity's condensed consolidated financial statements will not be prevented, or detected and corrected on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020 our disclosure controls and procedures were not effective, based on the following deficiencies:

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

TurnKey Capital, Inc.

Dated: July 31, 2020	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer (principal executive officer)

Dated: July 31, 2020	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer (principal financial officer)