Form 10-Q
period 2020-09-30
TurnKey Capital, Inc.
filed 2020-10-20
CIK 1567503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 20, 2020, the issuer had 422,699 shares of its common stock issued and outstanding.

TurnKey Capital, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended September 30, 2020

PART I.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash	$267	$1,253
Total current assets	267	1,253

Computer equipment, net	930	1,305

Other investment - related party	1,000	—

Total assets	$2,197	$2,558

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$—	$2,228
Advances payable	200,000	200,000
Accounts payable - related parties	837,985	567,985
Advances - related party	425,273	377,123
Total current liabilities	1,463,258	1,147,336

Commitments and Contingencies (Note 1 and 6)

Stockholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 600,000 shares issued and outstanding	600	600
Common stock, $0.001 par value, 750,000,000 shares authorized; 422,699 shares issued and outstanding	423	423
Additional paid-in capital	1,202,147	1,202,147
Accumulated deficit	(2,664,231)	(2,347,948)
Total stockholders' deficit	(1,461,061)	(1,144,778)

Total liabilities and stockholders' deficit	$2,197	$2,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating Expenses
General and administrative	7,302	1,851	21,345	14,975
Professional fees - related party	90,000	90,000	270,000	180,000
Legal and professional	6,600	2,332	25,938	29,620
Total operating expenses	103,902	94,183	317,283	224,595

Loss from operations	(103,902)	(94,183)	(317,283)	(224,595)

Gain on other investment - related party	1,000	—	1,000	—

Loss before income taxes	(102,902)	(94,183)	(316,283)	(224,595)
Provision for income taxes	—	—	—	—
Net loss	$(102,902)	$(94,183)	$(316,283)	$(224,595)

Net loss per common share basic and diluted	$(0.24)	$(0.22)	$(0.75)	$(0.53)

Weighted average common shares outstanding basic and diluted	422,699	422,699	422,699	422,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	600,000	$600	422,699	$423	$1,202,147	$(2,023,128)	$(819,958)

Net loss (unaudited)	—	—	—	—	—	(71,847)	(71,847)

Balance at March 31, 2019 (unaudited)	600,000	600	422,699	423	1,202,147	(2,094,975)	(891,805)

Net loss (unaudited)	—	—	—	—	—	(58,565)	(58,565)
Balance at June 30, 2019 (unaudited)	600,000	600	422,699	423	1,202,147	(2,153,540)	(950,370)

Net loss (unaudited)	—	—	—	—	—	(94,183)	$(94,183)
Balance at September 30, 2019 (unaudited)	600,000	$600	422,699	$423	$1,202,147	$(2,247,723)	$(1,044,553)

Balance at December 31, 2019	600,000	$600	422,699	$423	$1,202,147	$(2,347,948)	$(1,144,778)

Net loss (unaudited)	—	—	—	—	—	(118,552)	(118,552)

Balance at March 31, 2020 (unaudited)	600,000	600	422,699	423	1,202,147	(2,466,500)	(1,263,330)

Net loss (unaudited)	—	—	—	—	—	(94,829)	(94,829)
Balance at June 30, 2020 (unaudited)	600,000	600	422,699	423	1,202,147	(2,561,329)	(1,358,159)

Net loss (unaudited)	—	—	—	—	—	(102,902)	(102,902)
Balance at September 30, 2020 (unaudited)	600,000	$600	422,699	$423	$1,202,147	$(2,664,231)	$(1,461,061)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TurnKey Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(316,283)	$(224,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	375	375
Gain on other investment - related party	(1,000)	—
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(2,228)	(6,248)
Increase in accounts payable - related parties	270,000	175,501
Net cash used in operating activities	(49,136)	(54,967)

Cash flows from financing activity -
Increase in advances - related party	48,150	51,890

Net decrease in cash	(986)	(3,077)
Cash at beginning of period	1,253	3,398
Cash at end of period	$267	$321

Supplemental disclosures of cash flow information
Cash paid during the period for:
Taxes paid	$—	$—
Interest paid	$—	$—

Non-cash transactions -
Equity Investment – related party	$1,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITIED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2020 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2020. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 1, 2020.

On August 28, 2019, the Company’s Board of Directors approved a 1-for-100 reverse stock split (the “Reverse Split”).

On September 13, 2019, the Company effected the Reverse Split, reducing the number of common shares outstanding from 42,264,665 to 422,699, of which approximately 25% was controlled by related parties. As a result of the Reverse Split, every 100 shares of issued and outstanding common stock were combined into one issued and outstanding share of common stock, without any change in the par value per share. All prior year share amounts and per share calculations have been retrospectively adjusted to reflect the impact of this Reverse Split and to provide data on a comparable basis. Such restatements include calculations regarding the Company’s weighted average shares and loss per share.

Subsequent Events

Management has evaluated events occurring subsequent to the unaudited condensed consolidated balance sheet date, through October 20, 2020, which is the date the unaudited condensed consolidated financial statements were issued, determining no events require disclosure in these unaudited condensed consolidated financial statements, with the exception of the matters described in Note 6.

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2020, the Company had $267 of cash and an accumulated deficit of $2,664,231 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG Holdings, Inc. (“TBG”), a related party, to continue to provide supporting services and advances until sufficient capital is raised. The advances are due on demand and are non-interest bearing. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset the deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

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

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of September 30, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) service delivery has occurred, (3) the sales price to the customer is fixed and determinable, and (4) collectability is reasonably assured.

Revenue is recognized at point of sale, with no further obligations. The Company had no revenue during the three and nine months ended September 30, 2020 and 2019.

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

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued expenses, advances payable, accounts payable – related parties, and advances – related party approximates their fair values because of the short-term nature of these instruments and their liquidity. The carrying value of other investment – related party represents its historic carrying amount because it was accounted for as a transaction between entities with common ownership that lacks economic substance, as discussed in Note 5. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Following is the computation of basic and diluted net loss per share for the three and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders	$(102,902)	$(94,183)	$(316,283)	$(224,595)

Denominator:
Weighted average number of common shares outstanding	422,699	422,699	422,699	422,699

Basic and diluted LPS	$(0.24)	$(0.22)	$(0.75)	$(0.53)

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Preferred stock (convertible)	291,000	291,000	291,000	291,000

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Recent Accounting Pronouncements

On December 18, 2019, the Financial Accounting Standards Board issued the Accounting Standards Update 2019-12 “Income taxes (Topic 740)—Simplifying the accounting for income taxes”. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles and also improve consistent application by clarifying and amending existing guidance, such as franchise taxes and interim recognition of enactment of tax laws or rate changes. The amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this accounting pronouncement to have a material impact on its condensed consolidated financial statements.

Reclassifications

Certain amounts in the condensed consolidated financial statements were reclassified to allow for consistent presentation for the periods presented.

NOTE 2 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2020 and December 31, 2019 are detailed below:

	September 30,		December 31,
	2020		2019
Accounts payable - related parties	$837,985	(1)	$567,985	(1)
Advances - related parties	$425,273	(2)	$377,123	(2)

———————

(1)

Represents (a) amounts owed to R3 Accounting, LLC (“R3”), owned by Timothy Hart, Chief Financial Officer (“CFO”), a member of the Company’s board of directors, and a primary shareholder, for accounting related services and are payable on demand and (b) amounts owed to TBG, jointly owned by Timothy Hart and Neil Swartz, for management and consulting services such as corporate strategic planning and financial strategy and are payable on demand. Effective July 1, 2019, the Company revised its existing agreement with TBG to increase the monthly fee from $10,000 to $25,000. Neil Swartz is the Company’s Chief Executive Officer (“CEO”), a member of the Company’s board of directors, and a primary shareholder.

(2)	Represents advances of cash from TBG to us which are payable on demand and are non-interest bearing.

During the three and nine months ended September 30, 2020, the Company incurred $75,000 and $225,000 of expense related to TBG management fees and $15,000 and $45,000 of accounting fees owed to R3. During the three and nine month periods ended September 30, 2019, the Company incurred $75,000 and $135,000, respectively, of expense related to TBG management fees and $15,000 and $45,000, respectively, of accounting fees owed to R3.

NOTE 3 – ADVANCES PAYABLE

During 2015, the Company received proceeds of $200,000 that were contingent upon completion of a business transaction. During 2016, it became clear that the transaction would not be consummated. The Board of Directors is considering various alternatives to satisfy this liability and has proposed to issue 20,000 shares (as amended for the 1-for-100 Reverse Split) of common stock at $10.00 per share (as amended for the 1-for-100 Reverse Split). As of September 30, 2020, the liability is still unpaid. The advances payable have no stated maturity and bear no interest.

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

TURNKEY CAPITAL, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

NOTE 5 – OTHER INVESTMENT - RELATED PARTY

On September 13, 2019, the Company entered into a Definitive Acquisition Agreement (the “DAA”) with Egg Health Hub, Inc. (“EGG”), a related party. Pursuant to the terms of the DAA, EGG and the Company agreed to commence the negotiation and preparation of a definitive share exchange agreement (the “Definitive Agreement”) pursuant to which EGG would exchange all of its issued and outstanding shares of common stock for shares of the Company’s common stock on a one-for-one basis which, upon the closing of the transactions contemplated by the Definitive Agreement, would constitute 70,000,000 shares of EGG’s issued and outstanding common stock. EGG has no employees, does not currently conduct operations and has no financial assets and liabilities.

EGG is a brand new model for healthcare and wellness that brings together top physicians and wellness professionals into co-practicing communities with shared access to a full-stack technology platform – scheduling, billing, client acquisition, and telemedicine – and flexible access to office space designed to optimize both the physician and client experience. This model creates a compelling new option for re-tenanting traditional shopping centers and mixed-use space.

On July 27, 2020, the Company and MediXall Group, Inc. (“MediXall”), a related party, entered into an assignment of the DAA. As a result of the COVID-19 Outbreak, the Company determined that the original opportunity that existed with EGG was no longer practical in the short-term. The Company and MediXall believed, however, that the EGG concept remained a viable concept on a virtual basis, and MediXall possesses the infrastructure and willingness to pursue this opportunity. In exchange for 1,000,000 shares of MediXall’s common stock, the Company assigned its interest in the DAA to MediXall. The receipt of MediXall’s common stock was accounted for as a transaction between entities with common ownership that lacks economic substance. As such, the receipt of MediXall’s common stock was recorded at its historic carrying amount of $1,000. This investment is accounted for in accordance with GAAP, using the cost-method. At September 30, 2020 there were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment.

NOTE 6 – SUBSEQUENT EVENTS

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

As of September 30, 2020, we had an accumulated deficit of $2,664,231, negative working capital of $1,462,991 and cash of $267. Based upon current and near-term anticipated level of operations and expenditures, we believe that our lack of cash precludes us from continuing operations for the next twelve months. We expect TBG Holdings, Inc. (“TBG”), a related party, will continue to provide support services until sufficient capital is raised. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We may seek to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We may seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Equity Investment – related party

On September 13, 2019, the Company entered into a Definitive Acquisition Agreement (the “DAA”) with Egg Health Hub, Inc. (“EGG”), a related party. Pursuant to the terms of the DAA, EGG and the Company agreed to commence the negotiation and preparation of a definitive share exchange agreement (the “Definitive Agreement”) pursuant to which EGG would exchange all of its issued and outstanding shares of common stock for shares of the Company’s common stock on a one-for-one basis which, upon the closing of the transactions contemplated by the Definitive Agreement, would constitute 70,000,000 shares of EGG’s issued and outstanding common stock. EGG has no employees, does not currently conduct operations and has no financial assets and liabilities.

EGG is a brand new model for healthcare and wellness that brings together top physicians and wellness professionals into co-practicing communities with shared access to a full-stack technology platform – scheduling, billing, client acquisition, and telemedicine – and flexible access to office space designed to optimize both the physician and client experience. This model creates a compelling new option for re-tenanting traditional shopping centers and mixed-use space.

On July 27, 2020, the Company and MediXall Group, Inc. (“MediXall”), a related party, entered into an assignment of the DAA. As a result of the COVID-19 Outbreak, the Company determined that the original opportunity that existed with EGG was no longer practical in the short-term. The Company and MediXall believed, however, that the EGG concept remained a viable concept on a virtual basis, and MediXall possesses the infrastructure and willingness to pursue this opportunity. In exchange for 1,000,000 shares of MediXall’s common stock, the Company assigned its interest in the DAA to MediXall. The receipt of MediXall’s common stock was accounted for as a transaction between entities with common ownership that lacks economic substance. As such, the receipt of MediXall’s common stock was recorded at its historic carrying amount of $1,000.

Appointment of Company President

On September 16, 2020, the Company announced the appointment of Alan A. Tucker as President of the Company. Mr. Tucker brings significant experience working directly with business startups and micro-cap companies. The Company is in the process of finalizing an employment agreement with Mr. Tucker.

Results of Operations

Three Month Period Ended September 30, 2020 Compared to the Three Month Period Ended September 30, 2019

Revenue

During the three month periods ended September 30, 2020 and 2019, we did not generate any revenue.

Operating Expenses

A summary of our operating expenses for the three month periods ended September 30, 2020 and 2019 follows:

	Three Months Ended
	September 30,
	2020	2019	Increase

General and administrative	$7,302	$1,851	$5,451
Professional fees - related party	90,000	90,000	—
Legal and professional	6,600	2,332	4,268
Total operating expenses	$103,902	$94,183	$9,719

General and administrative ("G&A") costs include costs related to public company costs and other office related costs.

Professional fees – related party costs primarily include costs for management services provided by TBG and costs related to R3.

Legal and professional expenses related to amounts incurred by the external audit firm and lawyers.

Nine Month Period Ended September 30, 2020 Compared to the Nine Month Period Ended September 30, 2019

Revenue

During the nine month periods ended September 30, 2020 and 2019, we did not generate any revenue.

Operating Expenses

A summary of our operating expenses for the nine month periods ended September 30, 2020 and 2019 follows:

	Nine Months Ended
	September 30,		Increase/
	2020	2019	(Decrease)

General and administrative	$21,345	$14,975	$6,370
Professional fees - related party	270,000	180,000	90,000
Legal and professional	25,938	29,620	(3,682)
Total operating expenses	$317,283	$224,595	$92,688

G&A costs include costs related to public company costs and other office related costs.

Professional fees – related party costs primarily include costs for management services provided by TBG and costs related to R3. The increase in costs resulted due to the increase in the fees being charged by TBG.

Legal and professional expenses related to amounts incurred by the external audit firm and lawyers.

Liquidity and Capital Resources

Our available working capital and capital requirements will depend upon numerous factors, including our ability to make accretive acquisitions, and our ability to attract and retain key employees.

During the nine month period ended September 30, 2020, because of our operating losses, we did not generate positive operating cash flows. As of September 30, 2020, we had an accumulated deficit of $2,664,231, cash on hand of $267 and negative working capital of $1,462,991. As a result, we have significant short-term cash needs. These needs historically have been satisfied through proceeds from the sales of our securities and advances from TBG, a related party. We are expecting to reduce the need for such short-term financing as we work to establish a sustainable business. (See "Plan of Operation and Funding" below). In order to repay our obligations in full or in part when due, we will be required to raise capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash used in operating activities was $49,136 for the nine month period ended September 30, 2020, as compared to cash used of $54,967 during the nine month period ended September 30, 2019.

Cash provided by financing activities was $48,150 for the nine month period ended September 30, 2020 as compared to cash provided by financing activities of $51,890 for the nine month period ended September 30, 2019.

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

We have negative working capital, and we do not have any lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments and related party advances. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet short-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2020, the Company had $267 of cash and an accumulated deficit of $2,664,231 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. We expect TBG to continue to provide supporting services and advances until sufficient capital is raised. The advances are due on demand and are non-interest bearing. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make judgments, assumptions and estimates that have a significant impact on the results that we report in our condensed consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Note 1 of the notes to condensed consolidated financial statements describes the significant accounting policies used in the preparation of the condensed consolidated financial statements. Certain of these significant accounting policies require us to make critical accounting estimates, as defined below.

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

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset the deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

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

The Company assessed its earning history, trends and estimates of future earnings and determined that the deferred tax asset could not be realized as of September 30, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Off-Balance Sheet Arrangements

As of September 30, 2020, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020.

A material weakness is a deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity's condensed consolidated financial statements will not be prevented, or detected and corrected on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020 our disclosure controls and procedures were not effective, based on the following deficiencies:

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

MINE SAFETY DISCLOSURES.

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

TurnKey Capital, Inc.

Dated: October 20, 2020	By:	/s/ Neil Swartz
Neil Swartz
Chief Executive Officer (principal executive officer)

Dated: October 20, 2020	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer (principal financial officer and principal accounting officer)